Form 10KSB
period 2001-12-31
FOOTHILLS RESOURCES INC
filed 2002-11-20
CIK 1133494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                               Annual Report Under
                       the Securities Exchange Act of 1934

                      For The Year Ended: December 31, 2001


                            Foothills Resources, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0339-560


                                   ----------
                        (IRS Employer Identification No.)

                     9 Langton Close Woking, Surrey, England

                                ----------------
                    (Address of principal executive offices)

                                      None

                            ------------------------
          (Former name or former address, if changed since last report)

                                      None
                                      -----
                                   (Zip Code)

                              (011) 44 1483 850 329
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2001 was 250,000 common shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The audited financial statements for the three-month period ended December 31, 2001 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

History And Organization

Foothills Resources, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on November 17, 2000. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 250,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of our public offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

In a letter agreement of November 30, 2000, Foothills acquired a 20 year mining lease from the owner of five unpatented lode mineral claims (the "claims") in an area known as the Nevada Mining District approximately 400 miles east of Reno Nevada. An unpatented mining claim requires further exploration before all mineral rights can be owned. The letter was subsequently memorialized as a written lease on March 1, 2001 with Herb Duerr and George J. Eliopulos. Mr. Duerr is the owner of the claims and the underlying fee simple to the property. The lease grants the exclusive right to explore, develop and mine the claims for gold, silver and other valuable materials. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until exploration is done and a comprehensive evaluation concludes that further exploration is warranted.

The lease is for a term of 20 years and may be renewed for an additional 20 years provided that all conditions of the lease have been met by us. Foothills is obligated to pay an annual percentage royalty on production of three percent and a minimum annual royalty as follows, of which the first payment of $5,000 has already been made:

   Anniversary Date               Amount
March 1,2001                   $ 5,000.00
March 1,2002                   $ 7,500.00
March 1,2003                   $10,000.00
March 1,2004                   $20,000.00
March 1,2005 &thereafter       $50,000.00



Foothills may also buy out the leasehold interest for $5,000,000 from which annual royalty payments, made up to the day of buyout, may be subtracted. If a buyout occurs, however, Foothills will be obligated to pay a perpetual one half of one percent annual royalty on production.

If Foothills fails to make the lease payments, the landlord must give written a default notice. After receipt of a default notice Foothills has 15 days to cure the default or the lease can be terminated. In addition, if Foothills fails to make federal, state, and county maintenance payments or filing fees at least 15 days prior to due date, the landlord may notify Foothills of a possible default. After 10 days, if this default is not cured the landlord may make the payments and Foothills must reimburse the landlord within 30 days plus a 20% penalty or the lease can be terminated.

Foothills may terminate the lease at any time but must give written notice 30 days prior to relinquishing the leased property. In the event Foothills desires to terminate the agreement after June 1 of any year, we remain responsible for all filing fees for the next assessment year regarding the leased property. In addition, Foothills must quitclaim any claim located or acquired within one mile of the leased area to the landlord.

Annual maintenance fees are due on the claims by August 31. Federal fees are $100 per claim per year payable to the Department of the Interior, Bureau of Land management. State fees are $5.50 per year per claim payable to the White Pine County Recorder in Ely, Nevada.

Our business activities to date have been restricted to obtaining a report from our registered professional mining engineer, Edward P. Jucevic, obtaining a mining lease and preparing our public offering. Mr. Jucevic has no direct or indirect interest in any of the mining claims leased to Foothills and will not be offered any interest in the future. According to Mr. Jucevic's report, the area hosts significant gold and silver values as defined in underground sampling and past production.

Mr. Jucevic's report details the geological and mining history of the claims leased by Foothills, including the land status, climate, geology and mineralization. Mr. Jucevic believes that based upon previous mining activity in the area, sufficient evidence exists to warrant further exploration on the leased property which could then lead to actual mining operations.

The earliest known mining activity in the area was conducted in 1869 when gold, silver and lead was discovered. The Nevada Mining District where our claims are located was formed and production of precious metals occurred in 1869 and 1873-1875. A shoot of high grade gold-silver-lead ore was mined in the late 19th century. Exploration for manganese started during World War I and continued into the cold war years. At least 14 diamond drill holes tested the mines. The holes were assayed for manganese, lead, zinc and silica, but were not assayed for gold. Sporadic manganese production occurred between 1910 and 1951 when manganese prices escalated. More than 25,000 tons of manganese were mined during this period.

Mr. Jucevic's report concludes and recommends that the Nevada Mining District hosts significant gold and silver values as defined in underground sampling and past production. Exploration efforts have indicated mine-able grades and thickness near the surface, but have failed to delineate a significant ore body to date. Other surveys have identified untested exploration opportunities to the north of any known drilling. One survey has also identified significant fault zones coincident with the known mineralization that continue to the north. These fault extensions have not been explored by drilling. With the high grades present, an exploration program should be undertaken toward these mineralized faults.

The exploration program proposed by Foothills is designed to determine whether mining operations would be economically feasible. It is uncertain at this time the precise level of mineralization that would justify actual mining operations. Some of the factors that would be used by Foothills to determine whether to proceed with mining operations would be the data generated by the proposed exploration program. This data will be evaluated to confirm that a mineral deposit is sufficiently defined on three or more sides. Another factor would be investigation into whether a buyer or a market exists for the minerals and the prevailing market price for the minerals.

The recommended exploration program is designed to find gold and silver bearing zones. The recommended exploration program for Foothills is in two phases as follows:

PHASE 1

1. Acquisition by staking of open ground in portions of sections 2, 3, 10 and 11, Township 15 North, Range 64 East surrounding the claims.

     2. Compile all drilling and geochemical data. Reinterpret and combine results of geophysical surveys. Rank anomalous areas.

3. Detailed mapping of the stratigraphy within the property boundaries, reconnaissance sampling and comparison with previous drilling. Soil sample areas of potential interest along strike of known mineralization and fill in any areas of interest in the main district.

4. Drilling of 8 angle holes 300 feet (91 m) long across the interpreted feeder faults. Samples to be assayed for gold, silver, arsenic, mercury, lead, zinc and thallium on 10 feet (3m) intervals.

5. Reclamation.

PHASE 2

1. Drilling of 30 angle holes averaging 500 feet long across the mineralized feeder faults to determine extent, depth and dip of mineralization. Several of these holes will be targeted for the lower Pilot Shale horizon to test for disseminated mineralization as well.

2. Reclamation

Approximate costs of the recommended program are listed below.



PHASE 1
RECOMMENDATION                    COST
Claim Staking                                   $ 4,000
Filing Fees                                     $ 6,000
Reinterpretation of Geophysics                  $ 3,000
Compilation                                     $ 5,000

Soil and Rock Sampling                          $ 10,000
Permitting Geologist and Expenses               $ 14,000
Drilling and assaying                           $ 52,000
Reclamation                                     $  6,000


TOTAL COST PHASE I:                             $100,000



Phase 1 should take about three months to complete.





PHASE 2
RECOMMENDATION                                  COST
Drilling and assaying                           $150,000
Geologist and Expenses                          $ 15,000
Drill Site Construction                         $ 10,000
Permitting and Reclamation                      $ 25,000
TOTAL COST PHASE II                             $200,000



Phase 2 would take six months to complete. The proceeds of our public offering will be insufficient to complete Phase II.

Location and Access

The project is located in eastern Nevada approximately 400 miles east of Reno. The property is located within sections 10 and 11 of Township 15 North, Range 64 East.

Access to the property from Ely, Nevada, is via highway US 50, US 93 and US 6 south for a distance of 8.2 miles to the CCC Ranch road. Turn east on an easterly trending, well maintained gravel road for 4.3 miles to the property. Topographic coverage is provided by the USGS Comins Lake Quadrangle 1:24000 sheet.

Land Status

According to U. S. Bureau of Land Management (USBLM) records in Reno, Nevada, there are a total of 5 valid unpatented lode mining claims within the above mentioned sections. The TC 36 - 40 claims with USBLM serial numbers NMC 709646 - 709650. These are the unpatented claims that have been leased by Foothills. The property totals approximately 100 acres. The owner of record is Herb Duerr. Rental fees assessed by the USBLM and County assessment fees have been paid through August 31, 2001. Federal fees are $100 annually per claim and state fees are $5.50 annually per claim.

The surrounding lands are owned by the USBLM and open for staking. Mr. Jucevic has recommended that an additional 15 claims be located to cover the strike and provide an adequate buffer on either side of the mineralized zone.

Climate and local resources.

The property is located at elevations ranging from 6900 to 7050 feet in gently rolling hills covered with sagebrush and Pinon pines. The climate is temperate with moderate snow cover from December to March. No perennial streams exist on the property, however groundwater is plentiful. Power lines are located about three miles west of the property. The closest population center is Ely, Nevada located about 10 miles northwest.

Geology

The area has been affected by numerous geological events. Uplift and erosion have taken place at least twice in the region. High angle structures provided a path for intrusive dikes and later a plumbing system for hydrothermal fluids.

The main trend of mineralization, north-northeast, parallels the range and is considered a part of one or more of the uplift events. A second set of northwest trending structures appear to be related to cleavage and perpendicular to one or more folding events along the range front. This folding event has developed an elevation characterized by series of shallow shafts in the center of the district. A third series of faults are hypothesized from the geophysical surveys. These faults appear to be nearly easterly trending. They appear to contain significant mineralization based upon previous sampling.

Faulting provides the plumbing system for hydrothermal fluids to permeate the host rock and develop mineral deposits. The Nevada Mining Districts are developed along major fault systems in the same formations. Geological structures may point to a possible gold system at depth. Ore grade gold and silver on surface and in underground workings have been found in the area.

Because geological structure appear to control all of the known metal occurrences in the area, the most important function of further exploration will be to determine the location and strength of feeder structures and the depth of these structures.

Alteration and Mineralization

A composite of all rock, soil and drill results for gold indicates at least three separate mineralized areas. Air track holes on the east side of the property indicate a shallow block of mineralization up to 40 feet thick. No deeper drilling is known in this area.

The workings include underground sampling and two drill holes that indicate high grade gold associated with a fault zone to 10 feet wide hosted in limestone. This mineralization is projected into the underlying shale limestone which hosts disseminated mineralization.

Surveys

A survey completed by Echo Bay defined several anomalous areas of low resistivity below 100 feet or more that could contain mineralization. These anomalous zones are on the north end of the property and have yet to be tested.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Competitive Factors

The mineral mining industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production decision, point, and an advanced stage in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

General exploration work including surveying, geophysical and geochemical programs that do minimal surface disturbance do not require county, state or federal permits. The initial reverse circulation drill program will only require minimal permits as the surface and minerals are privately owned. Expansion in to Phase II will likely need approval and bonding.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Foothills anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

     Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Foothills will consider hiring technical consultants as funds from our public offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. J. Earl Terris.

Employees and Employment Agreements

At present, we have no employees, other than Mr. Terris, our president and sole director who has received no compensation for his services. Mr. Terris does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

To meet our need for cash we are attempting to raise money from our public offering. There is no assurance that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from our public offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

There is no historical financial information about Foothills upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our leased claims. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on November 17, 2000

We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As December 31, 2000 we have experienced operating losses of $4,927.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on November 17, 2000 to December 31, 2000 was $10,968 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report, a mining lease and preparing our public offering. We will be unable to undertake Phase I and conduct any exploration activities unless at least 25% of our public offering is sold.

Foothills's plan of operations for the next twelve months is to at a minimum undertake Phase I of the drilling and exploration program which will cost $100,000.00. We cannot complete Phase I, however, unless at least 70% of the offering is sold. The total cost of Phase II is estimated to be $200,000.00 and therefore cannot be completed unless this entire offering is sold and additional capital is raised by Foothills. We have no plan to engage in any alternative business if Foothills ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

We intend to follow the recommendations of our expert mining engineer, Edward P. Jucevic, who has prepared a technical report on the leased claims. Mr. Jucevic has recommended conducting an exploration program in two distinct phases. Phase I will involve staking of open ground surrounding the leased claims area and compiling all available drilling and geochemical data for the claims area for analysis. We then intend to perform detailed mapping within the leased property boundaries and take some reconnaissance sampling to compare with previous drilling results. With this information in hand, we intend to drill eight angled holes 300 feet deep along mineralized fault lines. Samples will be extracted and assayed for gold, silver, arsenic, mercury, lead, zinc and thallium.

We anticipate that we will incur total expenses of $100,000 during Phase I. These expenses will include $4,000 for claim staking, $6,000 for filing fees, $3,000 of analyzing existing data and $5,000 for data compilation. In addition, we will incur expenses of $10,000 for soil and rock sampling, $14,000 for permitting and geologist fees, $52,000 for drilling and assaying and $6,000 for reclamation.

Upon completion of Phase I, we will determine the cost effectiveness of proceeding to Phase II. In making this determination, we will undertake to have our data from Phase I independently verified for accuracy by an independent registered engineer to confirm the existence of mineral deposits. In addition, we will make investigations into whether a buyer or a market exists for our mineral products and analyze whether the minerals can be extracted by us for a profit.

Liquidity and Capital Resources

As of the date of the registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. Terris has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital.

We will be required to sell at least 25% of our public offering before commencing Phase I of our planned exploration program. In addition, unless more than 75% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in our public offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase
II. Should we decide to proceed with Phase II, we will be required to raise approximately $150,000.00 in additional capital to fully implement our business plan.

According to the terms or our mineral lease, we are obligated by March 1, 2002 to pay a minimum royalty of $7,500, a minimum royalty of $10,000 by March 1, 2003, a minimum royalty of $20,000 by March 1, 2004 and a minimum royalty of $50,000 by March 1, 2005 and $50,000 annually thereafter for the balance of the 20 year lease term. In addition, we must pay a perpetual royalty of 0.5% to the landlord. We also have the right to buy out the landlord's interest at any time for $5,000,000 less any royalties already paid. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet these obligations.

As of September 30, 2002, we had incurred losses of $75,140. As at September 30, 2002, the Company had received $53,100 as subscriptions for 1,062,000 common shares at $0.05 per share pursuant to a prospectus and registration statement filed on Form SB-2. The prospectus was for the sale and issue of up to 4,000,000 shares at a price of $0.05 per share. Subsequent to September 30, 2002, the Company received further share subscriptions totalling $2,700 for 54,000 common shares and issued 1,116,000 common shares at $0.05 per share pursuant to the above noted SB-2.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - 99.1

(b)      Reports  on Form 8-K - NONE







                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2002                                       /s/ J. Earl Terris
                                 J. Earl Terris
                                    President

                                 CERTIFICATIONS*


I, J. Earl Terris, certify that;

     1. I have reviewed this quarterly report on Form10-KSB of Foothills Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ J. Earl Terris
J. Earl Terris
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, J. Earl Terris, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Foothills Resources, Inc., Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Bream Ventures, Inc.
By:
/s/J. Earl Terris
J. Earl Terris
Chief Executive Officer &
Chief Financial Officer
Date: November 15, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Foothills Resources, Inc.

We have audited the accompanying balance sheet of Foothills Resources, Inc. (An Exploration Stage Company) as at December 31, 2000 and the statements of operations, stockholders' equity and cash flows for the period November 17, 2000 (Date of Incorporation) to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Foothills Resources, Inc. as at December 31, 2000 and the results of its operations and its cash flows for the period from November 17, 2000 (Date of Incorporation) to December 31, 2000, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
Amisso Hansen February 19, 2001
Chartered Accountants




                            FOOTHILLS RESOURCES, INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                                December 31, 2000
                             (Stated in US Dollars)


                                                     ASSETS
                                                                                                      2000
Current
   Cash                                                                                          $       10,968


                                                   LIABILITIES
Current
   Accounts payable                                                                              $        1,595


                                              STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
     50,000,000 shares authorized
        143,000 shares outstanding - Note 6                                                              14,300
Deficit accumulated during the exploration stage                                                          4,927

                                                                                                          9,373

                                                                                                 $       10,968

Nature and Continuance of Operations - Note 1
Subsequent Events - Note 6




                            FOOTHILLS RESOURCES, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------


                                                                                                      November 17,
                                                                                                          2000
                                                                                                        (Date of
                                                                                                   Incorporation) to
                                                                                                      December 31,
                                                                                                          2000
Revenue
   Interest income                                                                                     $          23

Expenses
   Bank charges                                                                                                   18
   Management fees                                                                                             2,500
   Professional fees                                                                                           2,432

                                                                                                               4,950

Net loss for the period                                                                                $       4,927

Loss per share                                                                                         $       0.08

Weighted average number of shares outstanding                                                                 57,978




                            FOOTHILLS RESOURCES, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------


                                                                                                      November 17,
                                                                                                          2000
                                                                                                        (Date of
                                                                                                   Incorporation) to
                                                                                                      December 31,
                                                                                                          2000
Cash Flows from Operating Activities
   Net loss for the period                                                                          $ (       4,927)

   Change in non-cash working capital balance
    related to operations
     Accounts payable                                                                                         1,595

                                                                                                      (       3,332)

Cash Flows from Financing Activities
   Capital stock subscribed                                                                                  14,300

Increase in cash during the period                                                                           10,968

Cash, beginning of the period                                                                                     -

Cash, end of the period                                                                             $        10,968




                            FOOTHILLS RESOURCES, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------


                                                                                         Deficit
                                                                                       Accumulated
                                                                      Additional       During the
                                             Common Shares              Paid-in        Exploration
                                             -------------
                                           #           Par Value        Capital           Stage           Total

Capital stock subscribed
 pursuant to an offering
 memorandum for cash
                      - at $0.10            143,000 $          143  $       14,157  $            -    $       14,300

Net loss for the period                           -              -               -     (     4,927)      (     4,927)

Balance, as at
 December 31, 2000                          143,000 $          143  $       14,157  $  (     4,927)   $        9,373


                            FOOTHILLS RESOURCES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2000
                             (Stated in US Dollars)
                              --------------------


Note 1        Nature and Continuance of Operations

              The company is in the exploration stage. The company has entered into a lease agreement to explore and mine a resource property located in the state of Nevada, United States and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the resource property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the resource property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis. The company has accumulated a deficit of $4,927 since inception. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The company was incorporated in Nevada on November 17, 2000.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Exchange Act Guide 7

              The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the company has not been referred to as being a development stage company.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Resource Properties

              The acquisitions of resource properties are initially recorded at cost. Producing mineral properties are depleted over their estimated useful lives based upon a method relating recoverable mineral reserves to production. Non-producing mineral properties that the company abandons interest in are written-off in the year of abandonment. Exploration costs are expensed as incurred.

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the company's commitments to plan of action based on the then known facts.

              Income Taxes

     The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

              Basic Loss Per Share

              The company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

              Fair Value of Financial Instrument

              The carrying value of cash and accounts payable approximates fair value because of the short maturity of these instruments.

Note 3        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
               Non-capital loss carryforward                                                   $        4,927


             Gross deferred tax assets                                                         $        2,464
             Valuation allowance for deferred tax asset                                           (     2,464)

                                                                                               $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4        Income Taxes

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2000 the company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $4,927, the benefit of which has not been recorded in the financial statements.

Note 5        New Accounting Standard

              In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 6        Subsequent Events

              i) On January 1, 2001 the company entered into a common share subscription agreement to issue 107,000 common shares at a price of $0.10 per share.

              ii) By a letter lease agreement effective January 29, 2001 the company was granted the exclusive right to explore and mine the Golden Cross resource property located in White Pine County of the State of Nevada for the following minimum advance royalty payments and performance commitment:

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $7,500 on January 29, 2002;
-        $10,000 on January 29, 2003
-        $20,000 on January 29, 2004
-        $50,000 on January 29, 2005 and thereafter

                  Performance Commitment:

                  The company is required to pay all federal and state mining claim maintenance fees for any year in which this agreement is maintained in good standing after June 1. The company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the company's activities on the property.

                  The term of this lease is for 20 years with automatic extensions so long as the conditions of the lease are met.