Form 10QSB
period 2002-03-30
FOOTHILLS RESOURCES INC
filed 2002-11-21
CIK 1133494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                               Annual Report Under
                       the Securities Exchange Act of 1934

                      For The Quarter Ended: March 31, 2002


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended March 31, 2002 are attached hereto.

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

Dated: November 15, 2002          /s/ J. Earl Terris
                                 J. Earl Terris
                                    President

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



                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                March 31,         December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $           379     $         4,962
   Prepaid expenses                                                                    1,100                 200

                                                                             $         1,479     $         5,162


                                                   LIABILITIES
Current
   Accounts payable                                                          $         7,750     $        19,393
   Due to related parties - Note 3                                                     4,939               4,939

                                                                                      12,689              24,332


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
        250,000 (2001:  250,000) shares outstanding                                     250                 250
Paid-in capital                                                                      24,750              24,750
Subscriptions received - Note 8                                                      21,350               5,000
Deficit accumulated during the pre-exploration stage                            (    57,560)        (    49,170)

                                                                                (    11,210)        (    19,170)

                                                                             $        1,479      $        5,162





                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2002 and 2001
 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                 November 17, 2000
                                                             Three months       Three months         (Date of
                                                                ended              ended          Incorporation)
                                                              March 31,          March 31,         To March 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Revenue
   Interest income                                         $              3   $             65   $            129


Expenses
   Bank charges                                                         106                 75                424
   Management fees                                                    3,000              4,000              9,500
   Office and miscellaneous                                             100                  -                325
   Professional fees                                                  3,273             11,640             37,740
   Resource property costs                                            1,500              5,000              7,422
   Transfer agent fees                                                  414                588              2,278

                                                                      8,393             21,303             57,689

Net loss for the period                                    $          8,390   $         21,238   $         57,560

Basic loss per share                                       $           0.03   $           0.11

Weighted average number of shares outstanding                       250,000            196,500





                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 2002 and 2001
 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                 November 17, 2000
                                                             Three months       Three months         (Date of
                                                                ended              ended          Incorporation)
                                                              March 31,          March 31,         To March 31,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       8,390)   $ (      21,238)   $ (      57,560)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         900)     (       1,200)     (       1,100)
     Accounts payable                                         (      11,643)               895              7,750

                                                              (      20,933)     (      21,543)     (      50,910)

Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             25,000
   Due to related parties                                                 -                189              4,939
   Subscriptions received                                            16,350             10,700             21,350

                                                                     16,350             10,889             51,289

Decrease in cash during the period                            (       4,583)     (      10,654)     (      10,654)

Cash, beginning of the period                                         4,962             10,968                  -

Cash, end of the period                                     $           379    $           314    $           379

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                             $                - $                -  $               -

     Income taxes                                         $                - $                -  $               -





                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period November 17, 2000 (Date
                       of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                      Additional                         During the
                                             Common Shares              Paid-in       Subscriptions    Exploration
                                             -------------
                                           #           Par Value        Capital         Received           Stage            Total
                                      -----------      ---------        -------         --------           -----            -----

Capital stock issued
 pursuant to an offering
 memorandum for cash
                      - at $0.10            143,000 $          143  $       14,157  $            -    $            -   $    14,300

Net loss for the period                           -              -               -               -       (     4,927)     (  4,927)

Balance, December 31, 2000                  143,000            143          14,157               -       (     4,927)        9,373
Capital stock issued
 pursuant to an offering
 memorandum for cash
                      - at $0.10            107,000            107          10,593               -                 -        10,700

Net loss for the three months                     -              -               -               -       (    21,238)     ( 21,238)
 Ended March 31, 2001

Balance, March 31, 2001                     250,000 $          250  $       24,750               -    $  (    26,165)  $  (  1,165)





                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period November 17, 2000 (Date
                       of Incorporation) to March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                      Additional                         During the
                                             Common Shares              Paid-in       Subscriptions    Exploration
                                             -------------
                                           #           Par Value        Capital         Received           Stage            Total
                                      -----------      ---------        -------         --------           -----            -----

Balance, March 31, 2001                     250,000 $          250  $       24,750               -    $  (    26,165)  $  (  1,165)

Net loss for the nine months
 Ended March 31, 2001                             -              -               -               -        (   23,005)      (23,005)

Subscriptions received                            -              -               -           5,000                 -         5,000

Balance, December 31, 2001                  250,000 $          250  $       24,750  $        5,000    $  (    49,170)  $  ( 19,170)

Subscriptions received                            -              -               -          16,350                 -        16,350

Net loss for the three months                     -              -               -               -       (     8,390)     (  8,390)
 Ended March 31, 2002

Balance, March 31, 2002                     250,000 $          250  $       24,750  $       21,350    $  (    57,560)  $  ( 11,210)


                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2        Commitment

              By a letter lease agreement effective March 1, 2001 the Company was granted the exclusive right to explore and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of this lease is for 20 years renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid); - $1,500 on March 1, 2002 (paid); - $6,000 on
August 1, 2002; - $10,000 on March 1, 2003 - $20,000 on March 1, 2004 - $50,000
on March 1, 2005 and thereafter

              The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

              Performance Commitment:

              In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

Note 3        Common Stock

              Commitments:

              As at March 31, 2002, the Company had received $21,350 as subscriptions for 427,000 common shares at $0.05 per share pursuant to a prospectus and registration statement filed on Form SB-2 which is subject to regulatory approval. The prospectus is for the sale and issue of up to 4,000,000 shares at a price of $0.05 per share.

              Subsequent to March 31, 2002, the Company received further share subscriptions totalling $1,500 for 30,000 common shares at $0.05 per share pursuant to the above noted SB-2.