Form 10QSB
period 2002-06-30
FOOTHILLS RESOURCES INC
filed 2002-11-21
CIK 1133494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                               Annual Report Under
                       the Securities Exchange Act of 1934

                      For The Quarter Ended: June 30, 2002


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended June 30, 2002 are attached hereto.

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





                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                 June 30,         December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $         6,025     $         4,962
   Prepaid expenses                                                                      800                 200

                                                                             $         6,825     $         5,162


                                                   LIABILITIES
Current
   Accounts payable                                                          $         8,736     $        19,393
   Due to related parties                                                              4,939               4,939

                                                                                      13,675              24,332


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
        250,000 (2001:  250,000) shares outstanding                                     250                 250
Paid-in capital                                                                      24,750              24,750
Subscriptions received                                                               30,600               5,000
Deficit accumulated during the pre-exploration stage                            (    62,450)        (    49,170)

                                                                                (     6,850)        (    19,170)

                                                                             $        6,825      $        5,162




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three and six months ended June
                30, 2002 and 2001 and for the period November 17,
                  2000 (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                        November 17, 2000
                                                                                                            (Date of
                                                                                                         Incorporation)
                                    Three months ended June 30,         Six months ended June 30,          To June 30,
                                       2002              2001             2002              2001              2002
                                       ----              ----             ----              ----              ----
Expenses
   Bank charges                    $         115    $           55    $         221    $          130   $            539
   Management fees                         3,000                 -            6,000             4,000             12,500
   Office and miscellaneous                    -                 -              100                 -                325
   Professional fees                         845                 -            4,118            11,640             38,585
   Resource property costs                   632                 -            2,132             5,000              8,054
   Transfer agent fees                       301               451              715             1,039              2,579

Loss before other item               (     4,893)      (       506)     (    13,286)      (    21,809)     (      62,582)
Other item
   Interest income                             3                23                6                88                132

Net loss for the period           $  (     4,890)   $  (       483)  $  (    13,280)   $  (    21,721)  $  (      62,450)

Loss per share                    $  (      0.02)   $  (      0.00)  $  (      0.05)   $  (      0.09)

Weighted average number of
shares outstanding                       250,000           250,000          250,000           250,000




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                        for the six months ended June 30,
               2002 and 2001 and for the period November 17, 2000
                    (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                 November 17, 2000
                                                                                                     (Date of
                                                                                                  Incorporation)
                                                                Six months ended June 30,           To June 30,
                                                                 2002               2001               2002
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (      13,280)   $ (      21,721)   $ (      62,450)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         600)     (         800)     (         800)
     Accounts payable                                         (      10,657)               545              8,736

                                                              (      24,537)     (      21,976)     (      54,514)

Cash Flows from Financing Activities
   Capital stock issued                                                   -             10,700             25,000
   Due to related parties                                                 -              4,189              4,939
   Subscriptions received                                            25,600                  -             30,600

                                                                     25,600             14,889             60,539

Increase (decrease) in cash during the period                         1,063      (       7,087)             6,025

Cash, beginning of the period                                         4,962             10,968                  -

Cash, end of the period                                     $         6,025    $         3,881    $         6,025

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                             $                - $                -  $               -

     Income taxes                                         $                - $                -  $               -




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period November 17, 2000 (Date
                       of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

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



                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period November 17, 2000 (Date
                       of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                      Additional                         During the
                                             Common Shares              Paid-in       Subscriptions    Exploration
                                             -------------
                                           #           Par Value        Capital         Received           Stage            Total
                                      -----------      ---------        -------         --------           -----            -----

Net loss for the year
 ended December 31, 2001                          -              -               -               -       (    44,243)     ( 44,243)

Subscriptions received                            -              -               -           5,000                 -         5,000

Balance, December 31, 2001                  250,000            250          24,750           5,000       (    49,170)     ( 19,170)

Subscriptions received                            -              -               -          25,600                 -        25,600

Net loss for the six months
 ended June 30, 2002                              -              -               -               -       (    13,280)     ( 13,280)

Balance, June 30, 2002                      250,000 $          250  $       24,750  $       30,600    $  (    62,450)  $  (  6,850)


                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                         NOTES TO THE INTERIM FINANCIAL
                          STATEMENTS June 30, 2002 and
                                December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1        Interim Reporting

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.


Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has a working capital deficiency of $6,850, which is not sufficient to meet its planned business objective or to fund mineral property expenditures and ongoing operations for the next fiscal year. The Company has accumulated losses of $62,450 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitment

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

Note 3        Commitment - (cont'd)
              ----------

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

Note 4        Common Stock

              Commitments:

              As at June 30, 2002, the Company had received $30,600 as subscriptions for 612,000 common shares at $0.05 per share pursuant to a prospectus and registration statement filed on Form SB-2 which is subject to regulatory approval. The prospectus is for the sale and issue of up to 4,000,000 shares at a price of $0.05 per share.

              Subsequent to June 30, 2002, the Company received further share subscriptions totalling $12,600 for 252,000 common shares at $0.05 per share pursuant to the above noted SB-2.