Form 10QSB
period 2002-09-30
FOOTHILLS RESOURCES INC
filed 2002-11-21
CIK 1133494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For The Quarter Ended: September 30, 2002


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended September 30, 2002 are attached hereto.

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

Dated: November 15, 2002          /s/ J. Earl Terris
                                 J. Earl Terris
                                    President

                                 CERTIFICATIONS*


I, J. Earl Terris, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of Foothills Resources, Inc.;

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




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                               (Unaudited)          (Audited)
                                                                              September 30,       December 31,
                                                     ASSETS                        2002               2001
Current
   Cash                                                                      $        10,259     $         4,962
   Prepaid expenses                                                                      500                 200

                                                                             $        10,759     $         5,162


                                                   LIABILITIES
Current
   Accounts payable                                                          $         2,860     $        19,393
   Due to related parties                                                              4,939               4,939

                                                                                       7,799              24,332


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
        250,000 (2001:--250,000) shares outstanding                                     250                 250
Paid-in capital                                                                      24,750              24,750
Subscriptions received  Note 4                                                      53,100               5,000
Deficit accumulated during the pre-exploration stage                            (    75,140)        (    49,170)

                                                                                      2,960         (    19,170)

                                                                             $       10,759      $        5,162




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended
                 September 30, 2002 and 2001 and for the period
             November 17, 2000 (Date of Incorporation) to September
                                    30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                          November 17, 2002
                                                                                                           (Date of Incor-
                                         Three months ended                 Nine months ended               poration) to
                                           September 30,                      September 30,                 September 30,
                                       2002              2001             2002              2001                2002
                                       ----              ----             ----              ----                ----
Expenses
   Bank charges                    $          66    $          104    $         287    $          234   $              605
   Management fees                         5,000                 -           11,000             4,000               17,500
   Office and miscellaneous                    -                 -              100                 -                  325
   Professional fees                       5,338            18,186            9,456            29,826               43,923
   Resource property costs                 2,000               538            4,132             5,538               10,054
   Transfer agent fees                       300               315            1,015             1,354                2,879

Loss before other item               (    12,704)      (    19,143)     (    25,990)      (    40,952)     (        75,286)
Other item
   Interest income                            14                14               20               102                  146

Net loss for the period           $  (    12,690)   $  (    19,129)  $  (    25,970)   $  (    40,850)  $  (        75,140)

Loss per share                    $  (      0.05)   $  (      0.08)  $  (      0.10)   $  (      0.16)

Weighted average number
 of shares outstanding                   250,000           250,000          250,000           250,000




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
               2002 and 2001 and for the period November 17, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                                   November 17, 2000
                                                                                                    (Date of Incor-
                                                                    Nine months ended                poration) to
                                                                      September 30,                  September 30,
                                                                 2002               2001                 2002
                                                                 ----               ----                 ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (      25,970)   $ (      40,850)   $ (      75,140)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         300)     (         500)     (         500)
     Accounts payable                                         (      16,533)            15,590              2,860

                                                              (      42,803)     (      25,760)     (      72,780)

Cash Flows from Financing Activities
   Capital stock issued                                                   -             10,700             25,000
   Due to related parties                                                 -              4,739              4,939
   Subscriptions received                                            48,100                  -             53,100

                                                                     48,100             15,439             83,039

Increase (decrease) in cash during the period                         5,297      (      10,321)            10,259

Cash, beginning of the period                                         4,962             10,968                  -

Cash, end of the period                                     $        10,259    $           647    $        10,259

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                             $               -  $              -    $              -

     Income taxes                                         $               -  $              -    $              -




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
              EQUITY (DEFICIENCY) for the period November 17, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                 Additional                         During the
                                      Common Shares               Paid-in        Subscriptions     Exploration
                             ---------------------------------
                             ---------------------------------
                                 Number         Par Value         Capital          Received           Stage             Total

Capital   stock  issued  for         143,000$           143   $        14,157  $             -   $             -  $        14,300
cash                  at $0.10

Net loss for the period                    -              -                 -                -      (      4,927)    (      4,927)

Balance, December 31, 2000           143,000            143            14,157                -      (      4,927)           9,373
Capital   stock  issued  for         107,000            107            10,593                -                 -           10,700
cash                  at $0.10

Net loss for the year ended
December 31, 2001                         -              -                 -                -      (     44,243)    (     44,243)

Subscriptions received                     -              -                 -            5,000                 -            5,000

Balance, December 31, 2001           250,000            250            24,750            5,000      (     49,170)    (     19,170)

Subscriptions received                     -              -                 -           48,100                 -           48,100

Net loss for the nine
months ended                               -              -                 -                -      (     25,970)    (     25,970)
September 30, 2002

Balance, September 30, 2002          250,000$           250   $        24,750  $        53,100   $  (     75,140) $         2,960


                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1        Interim Reporting

              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has accumulated losses of $75,140 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitment

              By a letter lease agreement effective March 1, 2001 and amended February 22, 2002 and September 30, 2002, the Company was granted the exclusive right to explore and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of this lease is for 20 years renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              Minimum Advance Royalty Payments:

              The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
- $5,000 upon execution (paid); - $1,500 on March 1, 2002 (paid); - $2,000 on
September 1, 2002 (paid); - $4,000 on December 1, 2002 - $10,000 on March 1,
2003 - $20,000 on March 1, 2004
-        $50,000 on March 1, 2005 and each anniversary thereafter

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