Form 10KSB
period 2002-12-31
FOOTHILLS RESOURCES INC
filed 2003-04-15
CIK 1133494

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2002

                          Commission File No. 001-31546


                            FOOTHILLS RESOURCES, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or Organization)


                                  98-0339-560
                    (I.R.S. Employer Identification Number)

                     9 Langton Close Woking, Surrey, England
                              (011) 44 1483 850 329
     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                  Securities registered under Section 12(b) of
                               the Exchange Act:
                                      none

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                                  Common Stock
                                (Title of class)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes y No o

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


(Continued on Following Page)

       State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $0.10

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 1,366,000 shares of the Company's common stock issued and outstanding.

         State the issuer's revenues for its most recent fiscal year:
Net loss of $91,207

Documents Incorporated by Reference:

         None

This Form 10-KSB consists of

Exhibit Index is located at Page



                               TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                            FOOTHILLS RESOURCES, INC.
                                                                                                                        Page
Facing Page
Index
PART I
Item 1.     Description of Business                                                                                             1
Item 2.     Description of Property                                                                                             8
Item 3.     Legal Proceedings                                                                                                   8
Item 4.     Submission of Matters to a Vote of Security Holders                                                                 8
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                           8
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                               8
Item 7.     Financial Statements                                                                                         F-1-F-20
Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure                                                13
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act     13
Item 10.    Executive Compensation                                                                                              14
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                      14
Item 12.    Certain Relationships and Related Transactions                                                                      14
PART IV
Item 13.    Exhibits and Reports on Form 8-K                                                                                    15
SIGNATURES                                                                                                                      16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

History And Organization

Foothills Resources, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on November 17, 2000. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 250,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of this offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

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

The lease is for a term of 20 years and may be renewed for an additional 20 years provided that all conditions of the lease have been met by us. Foothills is obligated to pay an annual percentage royalty on production of three percent and a minimum annual royalty as follows, of which the first payment of $5,000 has already been made.

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

Our business activities to date have been restricted to obtaining a report from our registered professional mining engineer, Edward P. Jucevic, obtaining a mining lease and preparing this offering. Mr. Jucevic has no direct or indirect interest in any of the mining claims leased to Foothills and will not be offered any interest in the future. According to Mr. Jucevic's report, the area hosts significant gold and silver values as defined in underground sampling and past production.

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



Phase 2 would take six months to complete. The proceeds of this offering will be insufficient to complete Phase II.

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

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Foothills will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Mr. J. Earl Terris.

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


ITEM 2. DESCRIPTION OF PROPERTY

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

The lease is for a term of 20 years and may be renewed for an additional 20 years provided that all conditions of the lease have been met by us. Foothills is obligated to pay an annual percentage royalty on production of three percent and a minimum annual royalty as follows, of which the first payment of $5,000 has already been made.

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


ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company has applied to quote its securities on the Over-The-Counter Bulletin Board (OTCBB)

(b)    Holders. There are 30 shareholders of our common stock.

(c) Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To meet our need for cash we are attempting to raise money from this offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on November 17, 2000

We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. We have paid $5,000 for a mining lease. As December 31, 2002 we have experienced operating losses of $91.053.

Plan of Operations

Since inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on November 17, 2000 to December 31, 2000 was $10,968 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report, a mining lease and preparing this offering. We will be unable to undertake Phase I and conduct any exploration activities unless at least 25% of this offering is sold.

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

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Since our inception, Mr. Terris has paid $25,000 in cash in exchange for 250,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital. Since inception, we have incurred losses of $91.053.

We will be required to sell at least 25% of this offering before commencing Phase I of our planned exploration program. In addition, unless more than 75% of the offering is sold, we will not be able to complete Phase I. Assuming sufficient funds are raised in this offering to complete Phase I, we will be able evaluate within the next 12 months whether to proceed with Phase II. Should we decide to proceed with Phase II, we will be required to raise approximately $150,000.00 in additional capital to fully implement our business plan.

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

ITEM 7. FINANCIAL STATEMENTS

                            FOOTHILLS RESOURCES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                           PAGE
Independent Auditors' Report                                                                                                F-2
Consolidated balance sheets as of December 31, 2002 and 2001                                                                F-3
Consolidated statements of operations for the years ended December 31, 2001 and 2000                                        F-4
Consolidated statements of stockholders' deficit for the years ended December 31, 2001 and 2000                             F-5
Consolidated statements of cash flows for the years ended December 31, 2001 and 2000                                        F-6
Notes to consolidated financial statements                                                                                  F-7


                            FOOTHILLS RESOURCES, INC.

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (Stated in US Dollars)

                         [LETTERHEAD OF AMISANO HANSON]

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Foothills Resources, Inc.

We have audited the accompanying balance sheets of Foothills Resources, Inc. (A Pre-exploration Stage Company) as of December 31, 2002 and 2001 and the statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001, the period November 17, 2000 (Date of Incorporation) to December 31, 2000 and the period November 17, 2000 (Date of Incorporation) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Foothills Resources, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, the period November 17, 2000 (Date of Incorporation) to December 31, 2000 and the period from November 17, 2000 (Date of Incorporation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                            "Amisano Hanson"
March 24, 2003                                            Chartered Accountants




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $         3,686     $         4,962
   Prepaid expenses                                                                      200                 200

                                                                             $         3,886     $         5,162


                                                   LIABILITIES
Current
   Accounts payable                                                          $         3,523     $        19,393
   Due to related party - Note 3                                                      10,616               4,939

                                                                                      14,139              24,332


                                            STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2001:  250,000) shares outstanding                                   1,366                 250
Paid-in capital                                                                      79,434              24,750
Subscriptions received                                                                    -               5,000
Deficit accumulated during the pre-exploration stage                            (    91,053)        (    49,170)

                                                                                (    10,253)        (    19,170)

                                                                             $        3,886      $        5,162

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
                        for the years ended December 31,
              2002 and 2001, for the period November 17, 2000 (Date
                   of Incorporation) to December 31, 2000 and
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                      November 17,     November 17,
                                                                                      2000(Date of     2000 (Date of
                                                                                     Incorporation)   Incorporation)
                                                   Year ended        Year ended            to               to
                                                  December 31,      December 31,      December 31,     December 31,
                                                      2002              2001              2000             2002
                                                      ----              ----              ----             ----
Expenses
   Bank charges                                 $           349   $           300   $            18  $           667
   Consulting fees                                        5,000                 -                 -            5,000
   Management fees                                       11,000             4,000             2,500           17,500
   Office and miscellaneous                                 468               225                 -              693
   Professional fees                                     16,517            32,035             2,432           50,984
   Resource property costs                                6,132             5,922                 -           12,054
   Transfer agent fees                                    1,733             1,864                 -            3,597
   Travel                                                   712                 -                 -              712

Loss before other item                             (     41,911)     (     44,346)     (      4,950)    (     91,207)
Other item
   Interest income                                           28               103                23              154

Net loss for the period                         $  (     41,883)  $  (     44,243)  $  (      4,927) $  (     91,053)

Basic loss per share                            $  (       0.09)  $  (       0.18)  $  (       0.08)

Weighted average number of shares
 outstanding                                            468,281           250,000            57,978




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                        for the years ended December 31,
              2002 and 2001, for the period November 17, 2000 (Date
                   of Incorporation) to December 31, 2000 and
  for the period November 17, 2000 (Date of Incorporation) to December 31, 2002
                             (Stated in US Dollars)
                              --------------------


                                                                                      November 17,     November 17,
                                                                                     2000 (Date of     2000 (Date of
                                                                                     Incorporation)   Incorporation)
                                                   Year ended        Year ended            to               to
                                                  December 31,      December 31,      December 31,     December 31,
                                                      2002              2001              2000             2002
                                                      ----              ----              ----             ----
Cash Flows used in Operating Activities
   Net loss for the period                      $  (     41,883)  $  (     44,243)  $  (      4,927) $  (     91,053)

   Changes in non-cash working capital items
   related to operations
     Prepaid expenses                                         -      (        200)                -     (        200)
     Accounts payable                              (     15,870)           17,798             1,595            3,523

                                                   (     57,753)     (     26,645)     (      3,332)    (     87,730)

Cash Flows from Financing Activities
   Capital stock issued                                  50,800            10,700            14,300           75,800
   Subscriptions received                                     -             5,000                 -            5,000
   Due to related parties                                 5,677             4,939                 -           10,616

                                                         56,477            20,639            14,300           91,416

Increase (decrease) in cash during the
 period                                            (      1,276)     (      6,006)           10,968            3,686

Cash, beginning of the period                             4,962            10,968                 -                -

Cash, end of the period                         $         3,686   $         4,962   $        10,968  $         3,686

Supplemental disclosure of cash flow
 information
   Cash paid for:
     Interest                                   $             -   $             -   $             -  $             -

     Income taxes                               $             -   $             -   $             -  $             -

Non-Cash Transaction - Note 7




                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                           STATEMENT OF STOCKHOLDERS'
                DEFICIENCY for the period November 17, 2000 (Date
                     of Incorporation) to December 31, 2002
                             (Stated in US Dollars)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                           Additional                       During the
                                               Common Shares                 Paid-in      Subscriptions   Pre-Exploration
                                   --------------------------------------
                                   --------------------------------------
                                          Number           Par Value         Capital         Received          Stage         Total
                                          ------           ---------         -------         --------          -----         -----

Capital stock issued for cash - at $0.10   143,000      $           143  $        14,157 $             -  $             - $  14,300

Net loss for the period                          -                    -                -               -     (      4,927)  ( 4,927)

Balance as at December 31, 2000            143,000                  143           14,157               -     (      4,927)    9,373
Capital stock issued for cash - at $0.10   107,000                  107           10,593               -                -    10,700

Net loss for the year ended
 December 31, 2001                               -                    -                -               -     (     44,243) ( 44,243)

Subscriptions received                           -                    -                -           5,000                -     5,000

Balance as at December 31, 2001            250,000                  250           24,750           5,000     (     49,170)  (19,170)

Subscriptions converted                          -                    -                -    (      5,000)               -     5,000)

Capital stock issued for cash- at $0.05  1,116,000                1,116           54,684               -                -    55,800

Net loss for the year ended
 December 31, 2002                               -                    -                -               -     (     41,883)  (41,883)

Balance as at December 31, 2002          1,366,000      $         1,366  $        79,434 $             -  $  (     91,053)$( 10,253)


                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The Company is in the pre-exploration stage. The Company has entered into a lease agreement to explore and mine a resource property located in the state of Nevada, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the resource property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the resource property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              These financial statements have been prepared on a going concern basis. As at December 31, 2002, the Company has a working capital deficiency of $10,253, and has accumulated a deficit of $91,053 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company was incorporated in the State of Nevada, United States of America on November 17, 2000.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Pre-exploration Stage Company

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Lease

              Costs of lease acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

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

              Fair Value of Financial Instrument

              The carrying value of cash, accounts payable and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

New Accounting Standards
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Due to Related Party

              Amounts due to related party are comprised of unpaid advances to the Company and are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4        Commitments

              a)  Exploration Lease

                    By a lease agreement effective March 1, 2001 and amended February 22, 2002, September 30, 2002, December 2002 and March 28, 2003 the Company was granted the exclusive right to explore, develop and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of the lease is for 20 years, renewable for an additional 20 years so long as conditions of the lease are met. Minimum royalty payments and performance commitments are as follows:

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
-        $5,000 upon execution (paid);
-        $1,500 on March 1, 2002 (paid);
-        $2,000 on September 1, 2002 (paid);
-        $2,000 on December 1, 2002 (paid);
-        $1,500 on April 15, 2003;
-        $12,000 on July 1, 2003;
-        $20,000 on March 1, 2004;  and
-        $50,000 on March 1, 2005 and every March 1 thereafter.

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

              -----------

              b)  Consulting Agreement

                    Pursuant to an agreement dated October 25, 2002, the Company engaged GID Financial Solutions, Inc., a Nevada Corporation, to assist the Company to have its stock quoted for public trading on the OTC Bulletin Board service or some other comparable quotation system. The Company will pay $17,500 as follows:

                    -    $5,000 upon execution of the agreement (paid); and
- $12,500 within five days after a Form 211 filing is deemed cleared by the NASDR OTC Compliance examiner.

Note 5        Deferred Tax Assets

              The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                      Total
             Deferred Tax Assets
               Non-capital loss carryforward                 $       15,110
             Less valuation allowance                           (    15,110)

                                                             $            -


              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $91,053, the benefit of which has not been recorded in the financial statements.

Note 7        Non-Cash Transaction

              Financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the year ended December 31, 2002, the Company issued 1,116,000 common shares at $0.05 per share for $55,800 pursuant to a public offering. $5,000 was recorded as stock subscriptions at December 31, 2001. This transaction has been excluded from the cash flow statement for the year ended December 31, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND F INANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

       The Directors and Officers of the Company as of the date of this report are as follows:

Name                      Age                      Position

J. Earl Terris              56Director


       All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

       There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.


       (b) Resumes

J. Earl Terris is the founder of our company. Mr. Terris has been the President, Secretary-Treasurer and Director since our company's inception on November 17, 2000. Mr. Terris will devote approximately 10 to 15 hours per week to the business activities of Foothills. He is currently employed as the president and owner of Sirret Investments, Ltd., a Canadian private investment company, and as a development manager for Berkshire Young Enterprises. Between September 199 and January 2000 he was employed as the deputy store manager for Thresher Wine Stores. From November 1998 through August 1999 he was employed as a sales advisor and sales administrator for Comet Stores, Inc. From September 1996 through April 1998 he was employed as the president of Koda Resources, Ltd., a Canadian public resources company. From 1994 through 1997 is was a partner in Franchise Sales Associates and Franchise Conxions.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

       The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                                 Awards
                                           Annual Compensation
                                                                                       Securities      Payouts
                                                                                       Underlying
                                                                                        Options/
                                                                                          SARs
                                                                                          (#)
                                                            Other     Restricted                                    All
                                                            Annual       Stock                                     Other
                                                         Compensation  Award(s)                                 Compensation
                                                             ($)          ($)                                       ($)
Name and Principal            Year  Salary     Bonus                                                     LTIP
Position                              ($)       ($)                                                    Payouts
                                                                                                         ($)
J. Earl Terris               2002   0   0      0        0             0               0                0       0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(16)     and (b) Security Ownership of Certain Beneficial Owners and Management.

       The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Title of     Name and Address of Beneficial Owner       Amount and   Percent of
  Class                                                  Nature of       Class
                                                         Beneficial
                                                         Ownership
Common    J. Earl Terris                                      250,000   18.30%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**

*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on April 30, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on April 30, 2001 and are incorporated by reference herein.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

                     Foothills Resources, Inc.
                            (Registrant)
 By:                    /s/  J. Earl Terris
                           J. Earl Terris


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003, 2002.

 /s/   J. Earl Terris
     J. Earl Terris, Director

                               BREAM VENTURS, INC.

       Exhibit Index to Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2002

EXHIBITS

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**



* Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

                                 CERTIFICATIONS*
I, J. Earl Terris, certify that:
1. I have reviewed this annual report on Form 10-KSB of  Foothills Resources,
 Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for stablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:
April 14, 2003
J. Earl Terris
/s/J. Earl Terris, CEO and Principal Financial
Officer * Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.