Form 10QSB
period 2003-03-31
FOOTHILLS RESOURCES INC
filed 2004-04-16
CIK 1133494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        March 31, 2003
                                            --------------

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number      001-31546
                                  ---------

                            FOOTHILLS RESOURCES, INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                 Nevada                                    98-0339560
     ---------------------------------          --------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)

                 Canadiana Lodge, Wellfield Close, Coad's Green
                     Launceston, Cornwall, England, PL15 7LR
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  01566 782 199
          -------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,366,000 shares of $0.001 par value common stock outstanding as of April 13, 2004.

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2003

                             (Stated in US Dollars)

                                   (Unaudited)

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                               (Unaudited)          (Audited)
                                                                                March 31,         December 31,
                                                     ASSETS                        2003               2002
                                                     ------                        ----               ----
Current
   Cash                                                                      $         3,748     $         3,686
   Prepaid expenses                                                                    1,100                 200
                                                                                ------------        ------------
                                                                             $         4,848     $         3,886
                                                                                ============        ============

                                                  LIABILITIES
                                                  -----------
Current
   Accounts payable                                                          $         6,379     $         3,523
   Due to related party - Note 3                                                      11,691              10,616
                                                                                ------------        ------------
                                                                                      18,070              14,139
                                                                                ------------        ------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2002:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (    94,022)        (    91,053)
                                                                                -----------          -----------
                                                                                (    13,222)        (    10,253)
                                                                                -----------          -----------
                                                                             $        4,848      $        3,886
                                                                                ===========          ===========



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2003 and
               2002 and for the period November 17, 2000 (Date of
                        Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  to March 31,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Expenses
   Accounting, audit and legal fees                        $          2,604   $          3,273   $         53,588
   Bank charges                                                          65                106                732
   Consulting fees                                                        -                  -              5,000
   Management fees                                                        -              3,000             17,500
   Office and miscellaneous                                               -                100                693
   Resource property costs                                                -              1,500             12,054
   Transfer agent fees                                                  300                414              3,897
   Travel                                                                 -                  -                712
                                                              -------------       ------------       ------------
Loss before other item                                        (       2,969)     (       8,393)    (       94,176)
Other item
   Interest income                                                        -                  3                154
                                                              -------------       ------------       ------------
Net loss for the period                                    $  (       2,969)  $  (       8,390)  $(        94,022)
                                                              =============       ============       ============
Basic loss per share                                       $  (       0.00)   $  (        0.03)
                                                              =============       ============
Weighted average number of shares outstanding                     1,366,000            250,000
                                                              =============       ============


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                                for the three  months  ended  March 31, 2003 and
                  2002  and  for  the  period   November   17,   2000  (Date  of
                  Incorporation) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  To March 31,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       2,969)   $ (       8,390)   $ (      94,022)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         900)     (         900)     (       1,100)
     Accounts payable                                                 2,856      (      11,643)             6,379
                                                              -------------       -------------      -------------
                                                              (       1,013)     (      20,933)     (      88,743)
                                                              -------------       -------------      -------------

Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related parties                                             1,075                  -             11,691
   Subscriptions received                                                 -             16,350                  -
                                                              -------------       ------------       -------------
                                                                      1,075             16,350             92,491
                                                              -------------       ------------       -------------
Increase (decrease) in cash during the period                            62      (       4,583)             3,748

Cash, beginning of the period                                         3,686              4,962                  -
                                                              -------------       ------------       -------------
Cash, end of the period                                     $         3,748    $           379    $         3,748
                                                              -------------       ------------       -------------
Supplemental disclosure of cash flow information
Cash paid for:
     Interest                                               $             -    $            -     $             -
                                                              =============       ============        ============
     Income taxes                                           $             -    $            -     $             -
                                                              =============       ============        ============



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period November 17, 2000 (Date of Incorporation) to
                                 March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         Deficit
                                                                                                         Accumulated
                                                        Common Shares         Additional                 During the
                                                    --------------------      Paid-in     Subscriptions  Pre-Exploration
                                                    Number      Par Value     Capital     Received        Stage           Total
                                                    ------      ---------     -------     --------        -----           -----
Capital stock issued for cash      - at $0.10       143,000     $     143   $   14,157   $        -     $      -      $  14,300
Net loss for the period                                   -             -            -            -      ( 4,927)      (  4,927)
                                                  ---------     ---------    ---------    ---------     ---------      ---------
Balance as at December 31, 2000                     143,000           143       14,157            -      ( 4,927)         9,373
Capital stock issued for cash      - at $0.10       107,000           107       10,593            -            -         10,700

Net loss for the year ended December 31, 2001             -             -            -            -      (44,243)      ( 44,243)
Subscriptions received                                    -             -            -        5,000            -          5,000
                                                  ---------     ---------    ---------    ---------     ---------      ---------
Balance as at December 31, 2001                     250,000           250       24,750        5,000      (49,170)      ( 19,170)
Subscriptions converted                                   -             -            -       (5,000)           -       (  5,000)
Capital stock issued for cash      - at $0.05     1,116,000         1,116       54,684           -             -         55,800

Net loss for the year ended December 31, 2002             -             -            -           -       (41,883)      ( 41,883)
                                                  ---------     ---------    ---------    ---------    ----------      ---------
Balance as at December 31, 2002                   1,366,000         1,366       79,434           -       (91,053)      ( 10,253)

Net loss for the three months ended
 March 31, 2003                                           -            -             -           -       ( 2,969)      (  2,969)
                                                  ---------     ---------    ---------    ---------    ----------      ---------
Balance as at March 31, 2003                      1,366,000     $   1,366   $   79,434   $       -      $(94,022)     $( 13,222)
                                                  =========     =========    =========    =========    ==========      =========


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2002 annual financial statements.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2003, the Company has a working capital deficiency of $13,222 and has accumulated losses of $94,022 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Due to Related Party
              --------------------

              Amounts due to related party are comprised of unpaid advances to the Company and are unsecured, non-interest bearing with no specific terms for repayment.

Note 4        Commitment
              ----------

              a)  Exploration Lease

                  By a letter lease agreement effective March 1, 2001 and amended February 22, 2002, September 30, 2002, December 1, 2002 and March 31, 2003 the Company was granted the exclusive right to explore and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows:

              ----------

              a)  Exploration Lease - (cont'd)

                    Minimum Advance Royalty Payments:

                      The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                      -    $5,000 upon execution (paid);
                      -    $1,500 on March 1, 2002 (paid);
                      -    $2,000 on September 1, 2002 (paid);
                      -    $2,000 on December 1, 2002 (paid);
                      -    $1,500 on April 15, 2003 (paid);
                      -    $12,000 on July 1, 2003
                      -    $20,000 on March 1, 2004
                      -    $50,000 on March 1, 2005 and every March 1 thereafter

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this quarterly report.

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the TC Claims, White Pine County, Nevada, in which we hold a leasehold interest. We anticipate that this program will cost us $100,000. In addition, we anticipate spending $7,500 on professional fees and $9,000 on administrative expenses in the next twelve months.

Total expenditures over the next 12 months are therefore expected to be $116,500. Our cash on hand at March 31, 2003 was $3,748. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the TC Claims and meet our other expected expenses.

Results of Operations for the first quarter ended March 31, 2003

We incurred a net loss of $2,969 for the first quarter ended March 31, 2003, as compared to a loss of $8,390 in the same period in 2002. The difference in net loss was primarily due to an decrease in management fees. During the first quarter-ended March 31, 2003, no management fees were incurred as compared to the $3,000 incurred in 2002. In addition, our lease agreement respecting the TC Claims did not call for any advance royalty payable in the current quarter ($1,500 - 2002). At the end of the first quarter, we had cash on hand of $3,748. Our liabilities at the same period totalled $18,070 and consisted of accounts payable of $6,379 and $11,691 due to our president for funds that he has advanced to us. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.


Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by the sole director of the Company, who also acts as the Company's President, the Chief Executive Officer, and the Chief Financial Officer.

Based upon that evaluation, the Company concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.           Changes in Securities

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the first quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            FOOTHILLS RESOURCES, INC.

                                            /s/ J. Earl Terris
                                            ---------------------------
                                            J. Earl Terris
                                            President, Secretary, Treasurer
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Dated: April 13, 2004

                                  Exhibit 31.1

                                  CERTIFICATION


I, J. Earl Terris, President and Chief Executive Officer of Foothills Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Foothills Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

                  d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.       I   have  disclosed,  based  on my  most  recent  evaluation  of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: April 13, 2004

                                                  /s/ J. Earl Terris
                                                  ------------------------------
                                                  J. Earl Terris
                                                  President, C.E.O. and Director
                                                  (Principal Executive Officer)

                                  Exhibit 31.2

                                  CERTIFICATION



I, J. Earl Terris, Secretary, Treasurer and Chief Financial Officer of Foothills Resources, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Foothills Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal contrl over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) designed such internal control over financial reporting, or caused such disclosure control and procedures to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

                  d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal controls over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and reporting financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: April 13, 2004                             /s/  J. Earl Terris
                                                 -------------------------------
                                                 J. Earl Terris
                                                 Secretary, Treasurer & C.F.O.
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 13, 2004

                                                  /s/ J. Earl Terris
                                                  ------------------------------
                                                  J. Earl Terris
                                                  President, C.E.O. and Director
                                                  (Principal Executive Officer)

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1.       The Report fully complies with the  requirements of Section 13(a) or 15
         (d) of the Securities  Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 13, 2004


                                                 /s/  J. Earl Terris
                                                 -------------------------------
                                                 J. Earl Terris
                                                 Secretary, Treasurer & C.F.O.
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)