Form 10QSB
period 2003-06-30
FOOTHILLS RESOURCES INC
filed 2004-04-16
CIK 1133494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended        June 30, 2003
                                            -------------

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                     -----------------   --------------------

      Commission File Number      001-31546
                                  ---------

                            FOOTHILLS RESOURCES, INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

                  Nevada                                    98-0339560
       ---------------------------------       ---------------------------------
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

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)
                                   ------------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   ------------

                                                                               (Unaudited)          (Audited)
                                                                                 June 30,         December 31,
                                                     ASSETS                        2003               2002
                                                     ------                        ----               ----
Current
   Cash                                                                      $         1,375     $         3,686
   Prepaid expenses                                                                      800                 200
                                                                                ------------         -----------
                                                                             $         2,175     $         3,886
                                                                                ============         ===========

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable                                                          $         7,336     $         3,523
   Due to related party - Note 3                                                      11,691              10,616
                                                                                ------------          ----------
                                                                                      19,027              14,139
                                                                                ------------          ----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2002:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (    97,652)        (    91,053)
                                                                                -----------           ----------
                                                                                (    16,852)        (    10,253)
                                                                                -----------           ----------
                                                                             $        2,175      $        3,886
                                                                                ===========           ==========



                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                     for the three and six months ended June
                30, 2003 and 2002 and for the period November 17,
                  2000 (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                          November 17,
                                                                                                          2000 (Date of
                                                                                                         Incorporation)
                                    Three months ended June 30,         Six months ended June 30,          To June 30,
                                       2003              2002             2003              2002              2003
                                       ----              ----             ----              ----              ----
Expenses
   Accounting, audit and
    legal                          $       1,633    $          845    $       4,237    $        4,118   $         55,221
   Bank charges                               97               115              162               221                829
   Consulting fees                             -                 -                -                 -              5,000
   Management fees                             -             3,000                -             6,000             17,500
   Office and miscellaneous                  100                 -              100               100                793
   Resource property costs                 1,500               632            1,500             2,132             13,554
   Transfer agent fees                       300               301              600               715              4,197
   Travel                                      -                 -                -                 -                712
                                     -----------       -----------       ----------        ----------        -----------
Loss before other item               (     3,630)      (     4,893)     (     6,599)      (    13,286)     (      97,806)
Other item
   Interest income                             -                 3                -                 6                154
                                     -----------       -----------       ----------        ----------        -----------
Net loss for the period           $  (     3,630)   $  (     4,890)  $  (     6,599)   $  (    13,280)  $  (      97,652)
                                     ===========       ===========       ==========        ==========        ===========
Basic loss per share              $  (      0.00)   $  (      0.02)  $  (      0.00)   $  (      0.05)
                                     ===========       ===========       ==========        ==========
Weighted average number of
shares outstanding                     1,366,000           250,000        1,366,000           250,000
                                     ===========       ===========       ==========        ===========



                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                        for the six months ended June 30,
               2003 and 2002 and for the period November 17, 2000
                    (Date of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                                                  Incorporation)
                                                                Six months ended June 30,           To June 30,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $    (    6,599)   $    (   13,280)   $    (   97,652)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                            (      600)        (      600)        (      800)
     Accounts payable                                                 3,813         (   10,657)             7,336
                                                               ------------       -------------       ------------
                                                                 (    3,386)        (   24,537)        (   91,116)
                                                               ------------       -------------       ------------
Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related parties                                             1,075                  -             11,691
   Subscriptions received                                                 -             25,600                  -
                                                               ------------       -------------       ------------
                                                                      1,075             25,600             92,491
                                                               ------------       -------------       ------------
Increase (decrease) in cash during the period                    (    2,311)             1,063              1,375

Cash, beginning of the period                                         3,686              4,962                  -
                                                               ------------       -------------       ------------
Cash, end of the period                                     $         1,375    $         6,025    $         1,375
                                                               ============       =============       ============
Supplemental disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -
                                                               ============       =============       ============
     Income taxes                                           $             -    $             -    $             -
                                                               ============       =============       ============


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     for the period November 17, 2000 (Date
                       of Incorporation) to June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                  Deficit
                                                                                                  Accumulated
                                                   Common Shares        Additional                During the
                                                ------------------      Paid-in    Subscriptions  Pre-Exploration
                                                Number    Par Value     Capital    Received       Stage              Total
                                                ------    --------      -------    --------       ----------------   -----
Capital stock issued for cash  - at $0.10       143,000  $     143   $   14,157  $       -        $        -      $    14,300
Net loss for the period                               -          -            -          -          (  4,927)       (   4,927)
                                                -------   --------     --------   ---------         ---------       ----------
Balance as at December 31, 2000                 143,000        143       14,157          -          (  4,927)           9,373
Capital stock issued for cash  - at $0.10       107,000        107       10,593          -                 -           10,700
Net loss for the year ended
 December 31, 2001                                    -          -            -          -          ( 44,243)       (  44,243)
Subscriptions received                                -          -            -       5,000                -            5,000
                                              ---------    -------     --------   ---------         ---------        ----------
Balance as at December 31, 2001                 250,000        250       24,750       5,000         ( 49,170)       (  19,170)
Subscriptions converted                               -          -            -     ( 5,000)               -        (   5,000)
Capital stock issued for cash   - at $0.05    1,116,000      1,116       54,684          -                 -           55,800
Net loss for the year ended
 December 31, 2002                                   -           -            -          -          ( 41,883)       (  41,883)
                                              ---------   --------     --------  ----------         ---------        ----------
Balance as at December 31, 2002               1,366,000      1,366       79,434          -          ( 91,053)       (  10,253)
Net loss for the period                              -           -            -          -          (  6,599)       (   6,599)
                                              ---------   --------     --------   ---------         ---------       ----------
Balance as at June 30, 2003                   1,366,000  $   1,366   $   79,434  $       -        $ ( 97,652)     $ (  16,852)
                                              =========   ========     ========   =========         =========       ==========


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2003, the Company has a working capital deficiency of $16,852 and has accumulated losses of $97,652 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Total expenditures over the next six months are therefore expected to be $116,500. Our cash on hand at June 30, 2003 was $1,375. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the TC Claims and meet our other expected expenses.

Results of Operations for the second quarter ended June 30, 2003

We incurred a net loss of $6,599 for the second quarter ended June 30, 2003, as compared to a loss of $13,280 in the same period in 2002. The difference in net loss was primarily due to a decrease in management fees. During the second quarter ended June 30, 2003, no management fees were incurred as compared to the $6,000 incurred in 2002. In addition, the lease agreement did not call for any advance royalty payable in the current period ($1,500 - 2002). At the end of the second quarter, we had cash on hand of $1,375. Our liabilities at the same period totalled $19,027 and consisted of accounts payable of $7,336 and $11,691 due to our president for funds that he has advanced to us. These loans are unsecured, non-interest bearing and have no fixed terms of repayment.

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

There were no reports filed on Form 8-K during the second quarter-ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            FOOTHILLS RESOURCES, INC.

                                            /s/ J. Earl Terris
                                            ------------------------------------
                                            J. Earl Terris
                                            President, Secretary, Treasurer
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)
                                            Dated: April 13, 2004

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



Date: April 13, 2004
                                                 /s/ J. Earl Terris
                                                 -----------------------------
                                                 J. Earl Terris
                                                 President, C.E.O. and Director
                                                 (Principal Executive Officer)

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

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



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

                                                 /s/ J. Earl Terris
                                                 -------------------------------
                                                 J. Earl Terris
                                                 President, C.E.O. and Director
                                                 (Principal Executive Officer)

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  April 13, 2004


                                               /s/  J. Earl Terris
                                               -----------------------------
                                               J. Earl Terris
                                               Secretary, Treasurer & C.F.O.
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)