Form 10QSB
period 2003-09-30
FOOTHILLS RESOURCES INC
filed 2004-06-14
CIK 1133494

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended         September 30, 2003
                                             ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                   to
                                ------------------   --------------------

      Commission File Number      001-31546
                                 ----------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,366,000 shares of $0.001 par value common stock outstanding as of June 9, 2004.

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002

                             (Stated in US Dollars)

                                   (Unaudited)

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                              September 30,       December 31,
                                                     ASSETS                        2003               2002
                                                     ------                        ----               ----
Current
   Cash                                                                      $           827     $         3,686
   Prepaid expenses                                                                      500                 200
                                                                                ------------      --------------
                                                                             $         1,327     $         3,886
                                                                                ============      ==============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable                                                          $         3,441     $         3,523
   Due to related party - Note 3                                                      16,691              10,616
                                                                                ------------       -------------
                                                                                      20,132              14,139
                                                                                ------------       -------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2002:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (    99,605)        (    91,053)
                                                                                ------------       -------------
                                                                                (    18,805)        (    10,253)
                                                                                ------------       -------------
                                                                             $        1,327      $        3,886
                                                                                ============       =============


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended
                 September 30, 2003 and 2002 and for the period
         November 17, 2000 (Date of Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                          November 17,
                                                                                                          2000 (Date of
                                                                                                         Incorporation)
                                         Three months ended                 Nine months ended                  to
                                           September 30,                      September 30,               September 30,
                                       2003              2002             2003              2002              2003
                                       ----              ----             ----              ----              ----
Expenses
   Accounting, audit and
    legal                        $           991   $         5,338  $         5,228   $         9,456  $          56,212
   Bank charges                               48                66              210               287                877
   Consulting fees                             -                 -                -                 -              5,000
   Management fees                             -             5,000                -            11,000             17,500
   Office and miscellaneous                    -                 -              100               100                793
   Resource property costs                   500             2,000            2,000             4,132             14,054
   Transfer agent fees                       414               300            1,014             1,015              4,611
   Travel                                      -                 -                -                 -                712
                                    ------------      ------------      -----------       -----------       -------------
Loss before other item               (     1,953)      (    12,704)     (     8,552)      (    25,990)     (      99,759)
Other item
   Interest income                             -                14                -                20                154
                                    ------------      ------------      -----------        ----------       -------------
Net loss for the period           $  (     1,953)   $  (    12,690)  $  (     8,552)   $  (    25,970)  $  (      99,605)
                                    ============      ============      ===========        ==========       =============
Basic loss per share              $  (      0.00)   $  (      0.05)  $  (      0.01)   $  (      0.10)
                                    ============      ============      ===========        ==========
Weighted average number of
shares outstanding                     1,366,000           250,000        1,366,000           250,000
                                    ============      ============      ===========        ==========


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                       for the three and nine months ended
                 September 30, 2003 and 2002 and for the period
             November 17, 2000 (Date of Incorporation) to September
                                    30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                                                  Incorporation)
                                                                    Nine months ended                   to
                                                                      September 30,                September 30,
                                                                 2003               2002               2003
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       8,552)   $ (      25,970)   $ (      99,605)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         300)     (         300)     (         500)
     Accounts payable                                         (          82)     (      16,533)             3,441
                                                               ------------       ------------       -------------
                                                              (       8,934)     (      42,803)     (      96,664)
                                                               ------------       ------------       -------------
Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related party                                               6,075                  -             16,691
   Subscriptions received                                                 -             48,100                  -
                                                               ------------       ------------        -----------
                                                                      6,075             48,100             97,491
                                                               ------------       ------------        -----------
Increase (decrease) in cash during the period                 (       2,859)             5,297                827

Cash, beginning of the period                                         3,686              4,962                  -
                                                               ------------       ------------        -----------
Cash, end of the period                                     $           827    $        10,259    $           827
                                                               ============       ============        ===========
Supplemental disclosure of cash flow information Cash paid for:
     Interest                                             $               -  $               -   $               -
                                                               ============       ============        ============
     Income taxes                                         $               -  $               -   $               -
                                                               ============       ============        ============


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   for the period November 17, 2000 (Date of
                      Incorporation) to September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                     Deficit
                                                                                                                 Accumulated
                                                        Common Shares              Additional                     During the
                                                ------------------------------      Paid-in     Subscriptions   Pre-Exploration
                                                   Number          Par Value         Capital      Received           Stage
                                                   ------          ---------         -------      --------           -----
Capital stock issued for cash   - at $0.10        143,000  $           143   $        14,157  $             -   $             -
Net loss for the period                                 -                -                 -                -      (      4,927)
                                               ----------       ----------        ----------       ----------        -----------
Balance as at December 31, 2000                   143,000              143            14,157                -      (      4,927)
Capital stock issued for cash   - at $0.10        107,000              107            10,593                -                 -
Net loss for the year ended
 December 31, 2001                                      -                -                 -                -      (     44,243)
Subscriptions received                                  -                -                 -            5,000                 -
                                               ----------       ----------        ----------       ----------        -----------
Balance as at December 31, 2001                   250,000              250            24,750            5,000      (     49,170)
Subscriptions converted                                 -                -                 -     (      5,000)                -
Capital stock issued for cash   - at $0.05      1,116,000            1,116            54,684                -                 -
Net loss for the year ended
 December 31, 2002                                      -                -                 -                -      (     41,883)
                                                ---------       ----------        ----------       ----------        -----------
Balance as at December 31, 2002                 1,366,000            1,366            79,434                -      (     91,053)
Net loss for the period                                 -                -                 -                -      (      8,552)
                                               ----------       ----------        ----------       ----------         ----------
Balance as at September 30, 2003                1,366,000  $         1,366   $        79,434  $             -   $  (     99,605)
                                               ==========       ==========        ==========       ==========         ==========



                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2003, the Company has a working capital deficiency of $18,805 and has accumulated losses of $99,605 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Due to Related Party
              --------------------

              Amounts due to related party are comprised of unpaid advances to the Company and are unsecured, non-interest bearing with no specific terms for repayment.

Note 4        Commitment
              ----------
              a)  Exploration Lease

                    By a lease agreement effective March 1, 2001 and amended February 22, 2002, September 30, 2002, December 1, 2002, March 28, 2003 and January 1, 2004 the Company was granted the exclusive right to explore, develop and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of the lease is for 20 years, renewable for an additional 20 years so long as conditions of the lease are met.

Foothills Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 2
---------



Note 4        Commitment- (cont'd)
              ----------

              a)  Exploration Lease - (cont'd)

                    Minimum payments and performance commitments are as follows:

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                        -        $5,000 upon execution (paid);
                        -        $1,500 on March 1, 2002 (paid);
                        -        $2,000 on September 1, 2002 (paid);
                        -        $2,000 on December 1, 2002 (paid);
                        - $2,000 upon execution of the amended agreement dated January 1, 2004 (paid subsequently);
                        -        $5,000 on July 1, 2004;
                        -        $10,000 on January 1, 2005; and
                        - Each annual payment thereafter of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 1 of each successive year of the lease.

                    The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

                    Pursuant to an amending agreement dated March 28, 2003, the Company has paid an extension fee of $1,500 to extend the terms for the advance royalty payments.

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

Foothills Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Interim Financial Statements
September 30, 2003
(Stated in US Dollars)
(Unaudited) - Page 3
---------


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

Plan of Operation


Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Golden Cross property, White Pine County, Nevada, in which we hold a leasehold interest. We anticipate that this program will cost us $100,000. We are also required to pay an additional $5,000 by July 1, 2004 in order to keep our lease agreement respecting the Golden Cross property in good standing. In addition, we anticipate spending $7,500 on professional fees and $9,000 on administrative expenses in the next twelve months.

Total expenditures over the next twelve months are therefore expected to be $121,500. Our cash on hand at September 30, 2003 was $827. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Golden Cross property and meet our other expected expenses.

Results of Operations for the third quarter ended September 30, 2003

We incurred a net loss of $8,552 for the third quarter ended September 30, 2003, as compared to a loss of $25,970 in the same period in 2002. The difference in net loss was primarily due to a decrease in management fees. During the third quarter ended September 30, 2003, no management fees were incurred as compared to the $11,000 incurred in 2002. In addition, the audit and legal fees for the current period decreased by approximately 50% from the previous period due to a change in the Company's legal counsel. At the end of the third quarter, we had cash on hand of $827. Our liabilities at the same period totalled $20,132 and consisted of accounts payable of $3,441 and $16,691 due to a related party.

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

There were no reports filed on Form 8-K during the third quarter-ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOOTHILLS RESOURCES, INC.

                                           /s/ J. Earl Terris
                                           ---------------------------
                                           J. Earl Terris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: June 9, 2004

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


Date: June 9, 2004

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



Date: June 9, 2004                            /s/  J. Earl Terris
                                              -------------------------------
                                              J. Earl Terris
                                              Secretary, Treasurer & C.F.O.
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 9, 2004

                                               /s/ J. Earl Terris
                                               --------------------------------
                                               J. Earl Terris
                                               President, C.E.O. and Director
                                               (Principal Executive Officer)

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Foothills Resources, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:



1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  June 9, 2004


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