Form 10KSB
period 2003-12-31
FOOTHILLS RESOURCES INC
filed 2004-06-16
CIK 1133494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  For the fiscal year ended December 31, 2003
                                                            -----------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

        For the transition period from _________________ to __________________

                        Commission file number: 001-31546


                            FOOTHILLS RESOURCES, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                        98-0339560
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                 Canadiana Lodge, Wellfield Close, Coad's Green
                     Launceston, Cornwall, England, PL15 7LR
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  01566 782 199
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of each exchange on which
    to be so registered                      each class is to be registered

          None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X                                No
                                 ------                                -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                             Yes     X                               No
                                  ------


State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                           $55,800 as at June 9, 2004
                           --------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    1,366,000
                                    ---------

TABLE OF CONTENTS

                                                                          Page
PART I

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................11
ITEM 3:  LEGAL PROCEEDINGS..................................................11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11
PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12
ITEM 7:  FINANCIAL STATEMENTS...............................................12
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
PART III
                  FINANCIAL DISCLOSURES.....................................13
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......13
ITEM 10: EXECUTIVE COMPENSATION.............................................13
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....14
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................14
PART IV
ITEM 13: EXHIBITS AND REPORTS...............................................15

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We are a pre-exploration stage company. We have acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada and have not yet determined whether this property contains reserves that are economically recoverable. A patented lode mineral claim is the highest form mineral claim tenure. No additional assessment work is necessary to keep the claims in good standing. All mineral rights, both surface and underground, are included in the claim. An unpatented claim requires additional assessment work before all mineral rights can be claimed.

The recoverability of minerals from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the company's interest in the underlying property, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

Mining Lease Agreement

In a letter agreement of November 30, 2000, Foothills acquired a 20 year mining lease from the owner of five unpatented lode mineral claims (the "claims") in an area known as the Nevada Mining District approximately 400 miles east of Reno Nevada. The letter was subsequently memorialized with Herb Duerr and George J. Eliopulos. as a written lease on March 1, 2001 and amended February 22, 2002, September 30, 2002, December 1, 2002, March 28, 2003 and January 1, 2004. Mr. Duerr is the owner of the claims and the underlying fee simple to the property. The lease grants the exclusive right to explore, develop and mine the claims for gold, silver and other valuable materials. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists in our property until exploration is done and a comprehensive evaluation concludes that further exploration is warranted.

By a lease agreement effective May 1, 2001, as amended, we were granted the exclusive right to explore and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of this lease is for 20 years, renewable for an additional 20 years so long as the conditions of the lease are met. Minimum payments and performance commitments are as follows

Minimum Advance Royalty Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

       -  $5,000 upon execution (paid);
       -  $1,500 on March 1, 2002 (paid);
       -  $2,000 on September 1, 2002 (paid);
       -  $2,000 on December 1, 2002 (paid);
       -  $2,000 upon  execution of the Amended Agreement dated January 1, 2004;
       -  $5,000 by July 1, 2004
       -  $10,000 by January 1, 2005, and
       - Each annual payment thereafter of $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 1 of each successive year of the lease.

The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.

Performance Commitment:

In the event that the Company terminates the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work in the property as required by federal state and local law for disturbances resulting from the Company's activities on the property.

Description of the Golden Cross Project

The five unpatented lode mineral claims, referred to as the "Golden Cross Project", are located approximately 400 miles east of Reno, Nevada.

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

History of the Golden Cross Project

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

Geological Report

A two phase exploration and drilling program has been proposed by Edward P. Jucevic as follows:

Phase I
-------

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

Phase II
--------

1. Drilling of 30 angle holes averaging 500 feet long across the mineralized feeder faults to determine extent, depth and dip of mineralization. Several of these holes will be targeted for the lower Pilot Shale horizon to test for disseminated mineralization as well.

2. Reclamation

 Phase 1, with estimated costs of $100,000, should take about three months to complete. Phase 2, with estimated costs of $200,000, would take approximately six months to complete. The purpose of this offering is to finance the implementation of Phase I. Phase 2 would involve more extensive drilling and assaying.

Compliance with Government Regulation

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

The initial drill program outlined in Phase I will be conducted on B.L.M. lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $14,000. The water permit and fee is included in the reclamation cost, which is estimated to be $6,000.

We would be subjected to the B.L.M. rules and regulations governing mining on federal lands including a draft environmental impact statement or EIS, public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations. Foothills anticipates that it will be required to post bonds in the event the expanded work programs involve extensive surface disturbance.

Employees

We have no employees as of the date of this annual report other than Mr. J. Earl Terris, the president and sole director.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.


Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE GOLDEN CROSS PROJECT, HAS NO RESERVES.

Our sole mineral property interest is the Golden Cross Project. As this property is in the pre-exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to meet the terms of the mining lease, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2003, we had cash in the amount of $681. We currently do not have any operations and we have no income.

Our business plan for the next twelve months calls for significant expenses in connection with the exploration of the Golden Cross Project. In order to complete phase one of the exploration program, we anticipate the costs to be $100,000. We must pay $5,000 to the owner by July 1, 2004. In addition, we anticipate incurring $8,000 in professional fees and US$10,000 in administrative expenses.

We will require additional financing in order to meet the anticipated exploration costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, copper, nickel and platinum group metals, investor acceptance of our property and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED COMMITMENTS OF THE MINING LEASE AGREEMENT, WE WILL LOSE OUR INTEREST IN THE SF RESOURCE PROPERTY AND OUR BUSINESS MAY FAIL.

We are obligated to incur minimum payments and performance commitments as outlined in the Mining Lease Agreement mentioned in that section. If we fail to meet the terms of the lease agreement, we will forfeit our interest in the Golden Cross Project. The lease may be terminated if the landlord gives written notice of such default. After receipt of default, Foothills has 15 days to cure the default. We will require substantial additional capital to fund phase one of the exploration program. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the Golden Cross Project, then there is a substantial risk that our business will fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we have leased contains commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the fiscal year ended December 31, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR SOLE DIRECTOR OWNS 18.3% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our sole director owns approximately 18.3% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders. Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Terris is presently required to spend only 25% of his business time on business management services for our company. While Mr. Terris presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Terris from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Terris may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We expect to apply for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or anticipated variations in our results of operations; (2) our ability or inability to generate new revenues; (3) increased competition; and
(4) conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at Canadiana Lodge, Wellfield Close, Coad's Green Launceston, Cornwall, England. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we intend to apply to have our shares of common stock quoted on the OTC Bulletin Board, there is no guarantee that we will be successful.

We have 28 shareholders of record as at the date of this annual report.

Dividends
---------

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Golden Cross project in which we hold a leasehold interest. We anticipate that this program will cost us $100,000.

In January 2004, we amended our mineral claims agreement regarding the Golden Cross Project located in White Pine County Nevada. We paid the lessor of the property $2,000 upon execution of the agreement. In order to keep the lease in good standing, we must pay the lessor $5,000 by July 1, 2004; $10,000 by January 1, 2005; and $50,000 per year thereafter.

In addition, we anticipate spending $8,000 on professional fees and $10,000 on administrative expenses.

Total expenditures over the next 12 months are therefore expected to be $125,000. Our cash on hand at December 31, 2003 was $681. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Golden Cross project and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.


Results of Operations For Period Ending December 31, 2003


We incurred a net loss of $12,934 for the year-ended December 31, 2003, as compared to a loss of $41,883 in the same period in 2002. The decrease in net loss was primarily due to a reduction of $5,000 in consulting fees, $11,000 in management fees, and $7,789 in professional fees. During fiscal 2003, we incurred consulting fees of $Nil (2002: $5,000), management fees of $Nil (2002:
$11,000) and professional fees of $8,728 (2002: $16,517). At year-end, we had cash on hand of $681. Our liabilities at the same date totalled $24,068 and consisted of accounts payable of $7,377 and $16,691 due to our president and a company controlled by him.

ITEM 7:  FINANCIAL STATEMENTS

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (Stated in US Dollars)
                             ----------------------

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Foothills Resources, Inc.

We have audited the accompanying balance sheets of Foothills Resources, Inc. (A Pre-exploration Stage Company) as of December 31, 2003 and 2002 and the statements of operations, stockholders' deficiency and cash flows for each of the years ended December 31, 2003, 2002 and 2001, and the period November 17, 2000 (Date of Incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Foothills Resources, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended December 31, 2003, 2002 and 2001, and the period from November 17, 2000 (Date of Incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada
May 12, 2004                                              Chartered Accountants

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------

                                                     ASSETS                        2003               2002
                                                     ------                        ----               ----
Current
   Cash                                                                      $           681     $         3,686
   Prepaid expenses                                                                      200                 200
                                                                                ------------         -----------
                                                                             $           881     $         3,886
                                                                                ============         ===========

                                                  LIABILITIES
                                                  -----------
Current
   Accounts payable and accrued liabilities                                  $         7,377     $         3,523
   Due to related party - Note 3                                                      16,691              10,616
                                                                                ------------         -----------
                                                                                      24,068              14,139
                                                                                ------------         -----------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2002:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (   103,987)        (    91,053)
                                                                                -----------          -----------
                                                                                (    23,187)        (    10,253)
                                                                                -----------          -----------
                                                                             $          881      $        3,886
                                                                                ===========          ===========
Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                for the years ended December 31, 2003, 2002, 2001
         and for the period November 17, 2000 (Date of Incorporation) to
                                December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                       November 17,
                                                                                                       2000 (Date of
                                                                                                      Incorporation)
                                                                                                            to
                                                                                                       December 31,
                                                      2003              2002              2001             2003
                                                      ----              ----              ----             ----
Expenses
   Accounting, audit and legal fees             $         8,728   $        16,517   $        32,035  $        59,712
   Bank charges                                             256               349               300              923
   Consulting fees                                            -             5,000                 -            5,000
   Management fees                                            -            11,000             4,000           17,500
   Office and miscellaneous                                 200               468               225              893
   Resource property costs                                2,000             6,132             5,922           14,054
   Transfer agent fees                                    1,750             1,733             1,864            5,347
   Travel                                                     -               712                 -              712
                                                    -----------        ----------        ----------       ----------
Loss before other item                             (     12,934)     (     41,911)     (     44,346)    (    104,141)
Other item
   Interest income                                            -                28               103              154
                                                    -----------        ----------        ----------       -----------
Net loss for the period                         $  (     12,934)  $  (     41,883)  $  (     44,243) $  (    103,987)
                                                    ===========        ==========        ==========       ===========
Basic loss per share                            $  (       0.01)  $  (       0.09)  $  (       0.18)
                                                    ===========        ==========        ==========       ===========
Weighted average number of shares
 Outstanding                                          1,366,000           468,281           250,000
                                                    ===========        ==========        ==========


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                for the years ended December 31, 2003, 2002, 2001
         and for the period November 17, 2000 (Date of Incorporation) to
                               December 31, 2003
                            (Stated in US Dollars)
                            -----------------------

                                                                                                       November 17,
                                                                                                       2000 (Date of
                                                                                                      Incorporation)
                                                                                                            to
                                                                                                       December 31,
                                                      2003              2002              2001             2003
                                                      ----              ----              ----             ----
Cash Flows used in Operating Activities
  Net loss for the period                       $  (     12,934)  $  (     41,883)  $  (     44,243) $  (    103,987)

  Changes in non-cash working capital
   items related to operations
   Prepaid expenses                                           -                 -      (        200)    (        200)
   Accounts payable and accrued
    Liabilities                                           3,854      (     15,870)           17,798            7,377
                                                     -----------      -----------        -----------      -----------
                                                   (      9,080)     (     57,753)     (     26,645)    (     96,810)
                                                     -----------      -----------        -----------      -----------
Cash Flows from Financing Activities
   Capital stock issued                                       -            50,800            10,700           75,800
   Subscriptions received                                     -                 -             5,000            5,000
   Due to related party                                   6,075             5,677             4,939           16,691
                                                     ----------       -----------        -----------      -----------
                                                          6,075            56,477            20,639           97,491
                                                     ----------       -----------        -----------      -----------
Increase (decrease) in cash during the
 Period                                            (      3,005)     (      1,276)     (      6,006)             681

Cash, beginning of the period                             3,686             4,962            10,968                -
                                                     ----------       -----------        ------------     -----------
Cash, end of the period                         $           681   $         3,686   $         4,962  $           681
                                                     ==========       ===========        ============     ===========
Supplemental disclosure of cash flow
 Information
   Cash paid for:
     Interest                                   $             -   $             -   $             -  $             -
                                                     ==========       ===========        ============     ===========
     Income taxes                               $             -   $             -   $             -  $             -
                                                     ==========       ===========        ============     ===========
Non-Cash Transaction - Note 7


                            SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY for
             the period November 17, 2000 (Date of Incorporation) to
                                December 31, 2003
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   Deficit
                                                                                                   Accumulated
                                                      Common Shares      Additional                 During the
                                              ------------------------    Paid-in  Subscriptions  Pre-Exploration
                                                 Number      Par Value    Capital    Received         Stage          Total
                                                 ------      ---------    -------    --------         -----          -----
Capital stock issued for cash   - at $0.10       143,000  $      143   $   14,157  $        -   $         -      $     14,300

Net loss for the period                                -           -            -           -      (      4,927)   (    4,927)
                                                --------    ---------     -------    --------        ----------      ---------
Balance as at December 31, 2000                  143,000         143       14,157           -      (      4,927)        9,373
Capital stock issued for cash   - at $0.10       107,000         107       10,593           -                 -        10,700

Net loss for the year ended
 December 31, 2001                                     -           -            -           -      (     44,243)   (   44,243)

Subscriptions received                                 -           -            -       5,000                 -         5,000
                                                --------    ---------     -------    ---------      -----------     ----------
Balance as at December 31, 2001                  250,000           250     24,750       5,000      (     49,170)   (   19,170)

Subscriptions converted                                -           -            -     ( 5,000)                -    (    5,000)

Capital stock issued for cash   - at $0.05     1,116,000         1,116     54,684          -                  -        55,800

Net loss for the year ended
 December 31, 2002                                     -           -            -          -      (      41,883)    (  41,883)
                                                ---------   ----------    -------    ---------    ------------      ----------
Balance as at December 31, 2002                1,366,000         1,366     79,434          -      (      91,053)    (  10,253)
Net loss for the year ended
 December 31, 2003                                     -           -            -          -      (      12,934)    (  12,934)
                                                ---------    ---------    -------     --------     ------------      ----------
Balance as at December 31, 2003                1,366,000   $      1,366   $79,434  $       -   $  (     103,987)   $(  23,187)
                                               ==========    ==========   ========    =========    =============     ==========

                           SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------

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

              These financial statements have been prepared on a going concern basis. As at December 31, 2003, the Company has a working capital deficiency of $23,187, and has accumulated a deficit of $103,987 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company was incorporated in the State of Nevada, United States of America on November 17, 2000.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs
              -------------------

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

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 ("FAS 109")"Accounting for Income Taxes".

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

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

              Financial Instrument
              --------------------

              The carrying value of cash, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Due to related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards
              ------------------------

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

Note 4        Commitments
              -----------

                  Exploration Lease

                    By a lease agreement effective March 1, 2001 and amended February 22, 2002, September 30, 2002, December 1, 2002, March 28, 2003 and January 1, 2004 the Company was granted the exclusive right to explore, develop and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of the lease is for 20 years, renewable for an additional 20 years so long as conditions of the lease are met

                    Minimum payments and performance commitments are as follows:

                    Minimum Advance Royalty Payments:

                    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                        -        $5,000 upon execution (paid);
                        -        $1,500 on March 1, 2002 (paid);
                        -        $2,000 on September 1, 2002 (paid);
                        -        $2,000 on December 1, 2002 (paid);
                        - $2,000 upon execution of the amended agreement dated January 1, 2004 (paid subsequent to December 31, 2003);
                        -        $5,000 on July 1, 2004;
                        -        $10,000 on January 1, 2005; and
                        - Each annual payment thereafter of US $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 1 of each successive year of the lease.

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

              -----------

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

Note 5        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                  Total
             Deferred Tax Assets
               Non-capital loss carryforward                 $       23,800
             Less valuation allowance                           (    23,800)
                                                               -------------
                                                             $            -
                                                               =============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes
              ------------

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $103,987, the benefit of which has not been recorded in the financial statements.

Note 7        Non-Cash Transaction
              --------------------

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                        Age       Position with Registrant                              Served  as a  Director
                                                                                            or Officer since
J. Earl Terris               58       President,  Secretary,Treasurer,  Chief  Executive    November 17, 2000
                                      Officer,  and Director (Principal Executive Officer,
                                      Principal    Financial   Officer,    and   Principal
                                      Accounting Officer)

The following is a biographical summary of Mr. Earl Terris:

J. Earl Terris is the founder of our company. Mr. Terris has been the President, Secretary-Treasurer and Director since our company's inception on November 17, 2000. He is currently employed as the president and owner of Sirret Investments, Ltd., a Canadian private investment company, and as a development manager for Berkshire Young Enterprises. Between September 1999 and January 2000 he was employed as the deputy store manager for Thresher Wine Stores. From November 1998 through August 1999 he was employed as a sales advisor and sales administrator for Comet Stores, Inc. From September 1996 through April 1998 he was employed as the president of Koda Resources, Ltd., a Canadian public resources company. From 1994 through 1997 Mr. Terris was a partner in Franchise Sales Associates and Franchise Conxions.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2003.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
J. Earl Terris President   2003     $0        0      0                  0                0          0                0
               Secretary/
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position             Number of late       Transactions not timely     Known failures to file a
                                            reports                 reported                  required form
J. Earl Terris                                Nil                      Nil                         One
(President, Secretary, Treasurer,
and Director


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 9, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

--------------------------------------------------------------------------------------------------------

TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
--------------------------------------------------------------------------------------------------------
Common                    J. Earl Terris                             250,000                      18.3%
--------------------------------------------------------------------------------------------------------

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13:  EXHIBITS AND REPORTS

 3.1          Articles of Incorporation*
 3.2          By-Laws*
10.1          Lease Agreement dated March 1, 2001*
10.2          Lease amendment dated February 22, 2002*
10.3          Lease amendment dated September 30, 2002*
10.4          Lease amendment dated December1, 2002*
10.5          Lease amendment dated March 28, 2003*
10.6          Lease amendment dated January 1, 2004
31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

There were no reports filed on Form 8-K during the year-ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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