Form 10QSB
period 2004-03-31
FOOTHILLS RESOURCES INC
filed 2004-06-17
CIK 1133494

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended         March 31, 2004
                                             --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                    ------------------   --------------------

      Commission File Number      001-31546
                                  ---------

                            FOOTHILLS RESOURCES, INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

              Nevada                                    98-0339560
  -------------------------------             --------------------------------
  State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

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

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                      March 31, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                March 31,         December 31,
                                                     ASSETS                        2004               2003
                                                     ------                        ----               ----
Current
   Cash                                                                      $           777     $           681
   Prepaid expenses                                                                    2,600                 200
                                                                                ------------        ------------
                                                                             $         3,377     $           881
                                                                                ============        ============

                                                  LIABILITIES
                                                  -----------
Current
   Accounts payable                                                          $         9,959     $         7,377
   Due to related party - Note 3                                                      20,370              16,691
                                                                                ------------         -----------
                                                                                      30,329              23,068
                                                                                ------------         -----------

                                           STOCKHOLDERS' DEFICIENCY
                                           ------------------------

Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2003:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (   107,752)        (   103,987)
                                                                                -----------          -----------
                                                                                (    26,952)        (    23,187)
                                                                                -----------          -----------
                                                                             $        3,377      $          881
                                                                                ===========          ===========

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                  for the three months ended March 31, 2004 and
               2003 and for the period November 17, 2000 (Date of
                        Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  to March 31,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Expenses
   Accounting, audit and legal fees                        $          1,300   $          2,604   $         61,012
   Bank charges                                                         165                 65              1,088
   Consulting fees                                                        -                  -              5,000
   Management fees                                                        -                  -             17,500
   Office and miscellaneous                                               -                  -                893
   Resource property costs                                            2,000                  -             16,054
   Transfer agent fees                                                  300                300              5,647
   Travel                                                                 -                  -                712
                                                                 ----------         ----------        -----------
Loss before other item                                        (       3,765)     (       2,969)    (      107,906)
Other item
   Interest income                                                        -                  -                154
                                                                 ----------         ----------        ------------
Net loss for the period                                    $  (       3,765)  $  (       2,969)  $(       107,752)
                                                                 ==========         ==========        ============
Basic loss per share                                       $  (       0.00)   $  (       0.00)
                                                                 ==========         ==========
Weighted average number of shares outstanding                     1,366,000          1,366,000
                                                                 ==========         ==========

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the three months ended March 31, 2004 and
               2003 and for the period November 17, 2000 (Date of
                        Incorporation) to March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  to March 31,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (       3,765)   $ (       2,969)   $ (     107,752)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (       2,400)     (         900)     (       2,600)
     Accounts payable                                                 2,582              2,856              9,959
                                                                 ----------         ----------          ----------
                                                              (       3,583)     (       1,013)     (     100,393)
                                                                 ----------         ----------          ----------
Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related party                                               3,679              1,075             20,370
   Subscriptions received                                                 -                  -                  -
                                                                 ----------         ----------          ---------
                                                                      3,679              1,075            101,170
                                                                 ----------         ----------          ---------
Increase  in cash during the period                                      96                 62                777

Cash, beginning of the period                                           681              3,686                  -
                                                                 ----------         ----------          ---------
Cash, end of the period                                     $           777    $         3,748    $           777
                                                                 ==========         ==========          =========
Supplemental disclosure of cash flow information Cash paid for:
     Interest                                               $             -    $             -    $             -
                                                                 ==========         ==========          =========
     Income taxes                                           $             -    $             -    $             -
                                                                 ==========         ==========          =========

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY for
             the period November 17, 2000 (Date of Incorporation) to
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   Deficit
                                                                                                  Accumulated
                                                  Common Shares       Additional                   During the
                                                  -------------        Paid-in     Subscriptions  Pre-Exploration
                                               Number    Par Value      Capital       Received        Stage        Total
                                               ------    ---------      -------       --------        -----        -----
Capital stock issued for cash  - at $0.10     143,000  $      143    $    14,157   $        -     $       -     $    14,300

Net loss for the period                            -           -               -            -       (   4,927)   (    4,927)
                                             --------     -------        -------      -------        --------       --------
Balance as at December 31, 2000               143,000         143            14,157         -       (   4,927)        9,373
Capital stock issued for cash  - at $0.10     107,000         107            10,593         -             -          10,700

Net loss for the year ended
 December 31, 2001                                  -           -              -            -       (   44,243)   (  44,243)

Subscriptions received                              -           -              -        5,000              -          5,000
                                              -------     --------        --------     -------        --------       -------
Balance as at December 31, 2001               250,000         250            24,750     5,000       (   49,170)    ( 19,170)

Subscriptions converted                             -           -              -     (  5,000)             -       (  5,000)

Capital stock issued for cash - at $0.05    1,116,000       1,116            54,684         -              -         55,800

Net loss for the year ended
 December 31, 2002                                  -          -               -            -       (    41,883)   ( 41,883)
                                             --------    ---------        --------     -------        --------       -------
Balance as at December 31, 2002             1,366,000       1,366            79,434         -       (    91,053)   ( 10,253)

....Cont'd

                                                                       Continued

                              FOOTHILLS RESOURCES,
                        (A Pre-exploration Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY for
             the period November 17, 2000 (Date of Incorporation) to
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   Deficit
                                                                                                  Accumulated
                                                  Common Shares       Additional                   During the
                                                  -------------        Paid-in     Subscriptions  Pre-Exploration
                                               Number    Par Value      Capital       Received        Stage        Total
                                               ------    ---------      -------       --------        -----        -----
Net loss for the year ended
 December 31, 2003                                -            -              -              -      (    12,934)  (  12,934)
                                             --------   ---------       --------       --------       ---------     --------
Balance as at December 31, 2003             1,366,000       1,366         79,434             -      (   103,987)  (  23,187)

Net loss for the three months ended
 March  31, 2004                                  -            -              -              -      (     3,765)  (   3,765)
                                             --------   ---------       --------       --------       ---------     --------
Balance as at March 31, 2004                1,366,000  $    1,366   $     79,434  $          -   $  (   107,752)$ (  26,952)
                                             ========   =========      =========       ========       =========     ========

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2003 annual financial statements.

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2004, the Company has a working capital deficiency of $26,952 and has accumulated losses of $107,752 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              -----------

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

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the TC claims, White Pine County, Nevada, in which we hold a leasehold interest. In order to complete phase one of the exploration program, we anticipate the costs to be $100,000. We are also required to pay an additional $5,000 by July 1, 2004 in order to keep our lease agreement respecting the Golden Cross project in good standing. In addition, we anticipate incurring $6,000 in professional fees and $8,000 in administrative expenses.

Total expenditures over the next twelve months are therefore expected to be $119,000. Our cash on hand at March 31, 2004 was $777. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Golden Cross project and meet our other expected expenses.

Results of Operations for the first quarter ended March 31, 2004

We incurred a net loss of $3,765 for the three month period ended March 31, 2004, as compared to a loss of $2,969 in the same period in 2003. The increase in the net loss was primarily due to a payment of $2,000 to the owner of the Golden Cross property pursuant to an amended lease agreement dated January 1, 2004. In addition, due to a change in the Company's legal counsel, the legal fees for the current period decreased by approximately 50% from the comparable period in 2003. At the end of the first quarter, we had cash on hand of $777. Our liabilities at March 31, 2004 totalled $30,329 and consisted of accounts payable of $9,959 and $20,370 due to a related party.

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

There were no reports filed on Form 8-K during the first quarter ended March 31, 2004.

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