Form 10QSB
period 2004-06-30
FOOTHILLS RESOURCES INC
filed 2004-07-30
CIK 1133494

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended       June 30, 2004
                                     -------------------------

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                       to
                                     -----------------   --------------------

      Commission File Number      001-31546
                            ---------------

                            FOOTHILLS RESOURCES, INC.
     -----------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

               Nevada                                    98-0339560
   ---------------------------------           -----------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,366,000 shares of $0.001 par value common stock outstanding as of July 28, 2004.

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                       June 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                 June 30,         December 31,
                                                     ASSETS                        2004               2003
                                                     ------                        ----               ----
Current
   Cash                                                                      $         5,779     $           681
   Prepaid expenses                                                                    2,300                 200
                                                                                ------------        ------------
                                                                             $         8,079     $           881
                                                                                ============        ============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable                                                          $         8,371     $         7,377
   Due to related party - Note 3                                                      34,397              16,691
                                                                                ------------        ------------
                                                                                      42,768              23,068
                                                                                ------------        ------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2003:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (   115,489)        (   103,987)
                                                                                -----------         ------------
                                                                                (    34,689)        (    23,187)
                                                                                -----------         ------------
                                                                             $        8,079      $          881
                                                                                ===========         ============




                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the six months ended June 30, 2004 and 2003
  and for the period November 17, 2000 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                          November 17,
                                                                                                          2000 (Date of
                                         Three months ended                  Six months ended            Incorporation)
                                              June 30,                           June 30,                  To June 30,
                                       2004              2003             2004              2003              2004
                                       ----              ----             ----              ----              ----
Expenses
   Accounting, audit and
    legal                          $         717    $        1,633    $       2,017    $        4,237   $         61,729
   Bank charges                               79                97              244               162              1,167
   Consulting fees                             -                 -                -                 -              5,000
   Management fees                             -                 -                -                 -             17,500
   Office and miscellaneous                    -               100                -               100                893
   Resource property costs                 5,547             1,500            7,547             1,500             21,601
   Transfer agent fees                     1,394               300            1,694               600              7,041
   Travel                                      -                 -                -                 -                712
                                     -----------        ----------        ---------         ---------         ----------
Loss before other item               (     7,737)      (     3,630)     (    11,502)      (     6,599)     (     115,643)
Other item
   Interest income                             -                 -                -                 -                154
                                     -----------        ----------        ---------         ---------         ----------
Net loss for the period           $  (     7,737)   $  (     3,630)  $  (    11,502)   $  (     6,599)  $  (     115,489)

Basic loss per share              $  (      0.01)   $  (      0.00)  $  (      0.01)   $  (      0.00)
                                     ===========        ==========        ==========        ==========
Weighted average number of
shares outstanding                     1,366,000         1,366,000        1,366,000         1,366,000
                                     ===========        ==========        ==========        ==========




                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                  for the six months ended June, 2004 and 2003
  and for the period November 17, 2000 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                    Six months ended              Incorporation)
                                                                        June 30,                    to June 30,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Cash Flows from Operating Activities
   Net loss for the period                                  $ (      11,502)   $ (       6,599)   $ (     115,489)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (       2,100)     (         600)     (       2,300)
     Accounts payable                                                   994              3,813              8,371
                                                                -----------        -----------          ----------
                                                              (      12,608)     (       3,386)     (     109,418)
                                                                -----------        -----------          ----------
Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related party                                              17,706              1,075             34,397
                                                                -----------        -----------          ----------
                                                                     17,706              1,075            115,197
                                                                -----------        -----------          ----------
Increase  in cash during the period                                   5,098      (       2,311)             5,779

Cash, beginning of the period                                           681              3,686                  -
                                                                -----------        -----------          ----------
Cash, end of the period                                     $         5,779    $         1,375    $         5,779
                                                                ===========        ===========          ==========
Supplemental disclosure of cash flow information
    Cash paid for:
     Interest                                             $               -  $               -  $               -
                                                                ===========        ===========          ==========
     Income taxes                                         $               -  $               -  $               -
                                                                ===========        ===========          ==========




                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period November 17, 2000 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                            Deficit
                                                                                           Accumulated
                                                Common Shares      Additional               During the
                                             ------------------     Paid-in  Subscriptions  Pre-Exploration
                                             Number    Par Value    Capital     Received      Stage           Total
                                             ------    ---------    -------     --------      -----           -----
Capital stock issued for cash  - at $0.10    143,000  $     143   $   14,157  $        -   $         -     $   14,300

Net loss for the period                           -           -           -            -      (   4,927)     (  4,927)
                                            --------   --------     --------    --------      ---------       --------
Balance as at December 31, 2000              143,000        143       14,157           -      (   4,927)        9,373
Capital stock issued for cash  - at $0.10    107,000        107       10,593           -             -         10,700

Net loss for the year ended
 December 31, 2001                                 -          -            -           -      (  44,243)     ( 44,243)

Subscriptions received                             -          -            -       5,000             -          5,000
                                            --------   --------     ---------   --------      ---------       --------
Balance as at December 31, 2001              250,000        250       24,750       5,000      (  49,170)     ( 19,170)

Subscriptions converted                            -          -            -     ( 5,000)            -       (  5,000)

Capital stock issued for cash   - at $0.05 1,116,000      1,116       54,684           -             -         55,800

Net loss for the year ended
 December 31, 2002                                 -          -            -           -      (  41,883)     ( 41,883)
                                            --------   --------     ---------   --------       --------       --------
Balance as at December 31, 2002            1,366,000      1,366       79,434           -      (  91,053)     ( 10,253)

                                                                                                             ...Cont'd






                             SEE ACCOMPANYING NOTES

                            FOOTHILLSRESOURCES,INC.
                        (A Pre-exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period November 17, 2000 (Date of Incorporation) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------
                                                                       Continued

                                                                                            Deficit
                                                                                           Accumulated
                                                Common Shares      Additional               During the
                                             ------------------     Paid-in  Subscriptions  Pre-Exploration
                                             Number    Par Value    Capital     Received      Stage           Total
                                             ------    ---------    -------     --------      -----           -----
 Net loss for the year ended
 December 31, 2003                                 -          -            -           -   (     12,934)  (   12,934)
                                          ----------    --------    --------    --------      ---------     ---------
Balance as at December 31, 2003            1,366,000       1,366      79,434           -   (    103,987)  (   23,187)

Net loss for the six months ended
 June 30, 2004                                     -          -            -           -   (     11,502)  (   11,502)
                                          ----------   ---------    --------    ---------     ----------    ---------
Balance as at June 30, 2004                1,366,000  $    1,366   $  79,434  $        - $ (    115,489)$ (   34,689)
                                          ==========   =========    ========    =========     ==========    =========




                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2004, the Company has a working capital deficiency of $34,689 and has accumulated losses of $115,489 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

Foothills Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
June 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
-----------


Note 4        Commitments - (cont'd)
              -----------

              Exploration Lease - (cont'd)

              Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                        -        $5,000 upon execution (paid);
                        -        $1,500 on March 1, 2002 (paid);
                        -        $2,000 on September 1, 2002 (paid);
                        -        $2,000 on December 1, 2002 (paid);
                        - $2,000 upon execution of the amended agreement dated January 1, 2004 (paid);
                        -        $5,000 on July 1, 2004 (paid June 30, 2004);
                        -        $10,000 on January 1, 2005;  and
                        - Each annual payment thereafter of US $50,000 plus an annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 1 of each successive year of the lease.

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

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the TC claims, White Pine County, Nevada, in which we hold a leasehold interest. In order to complete phase one of the exploration program, we anticipate the costs to be $100,000. We are also required to pay an additional $5,000 by July 1, 2004 (paid June 30, 2004) and $10,000 by January 1, 2005 in order to keep our lease agreement respecting the Golden Cross project in good standing. In addition, we anticipate incurring $6,000 in professional fees and $8,000 in administrative expenses.

Total expenditures over the next twelve months are therefore expected to be $124,000. Our cash on hand at June 30, 2004 was $5,779. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Golden Cross project and meet our other expected expenses.

Results of Operations for the second quarter ended June 30, 2004

We incurred a net loss of $11,502 for the six month period ended June 30, 2004, as compared to a loss of $6,599 in the same period in 2003. The increase in the net loss was primarily due to a payment of $7,000 to the owner of the Golden Cross property pursuant to an amended lease agreement dated January 1, 2004.
 In addition, filing fees increased as the Company incurred $1,008 in Edgar fees in filing their 2003 quarterly reports and annual report. At the end of the second quarter, we had cash on hand of $5,779. Our liabilities at June 30, 2004 totalled $42,768 and consisted of accounts payable of $8,371 and $34,397 due to a related party.

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

There were no reports filed on Form 8-K during the second quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 28 2004                    FOOTHILLS RESOURCES, INC.


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