Form 10QSB
period 2004-09-30
FOOTHILLS RESOURCES INC
filed 2004-11-05
CIK 1133494

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended         September 30, 2004
                                       ------------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period                       to
                                  ------------------   --------------------

     Commission File Number      001-31546
                            --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,366,000 shares of $0.001 par value common stock outstanding as of November 2, 2004

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                    September 30, 2004 and December 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                              September 30,       December 31,
                                      ASSETS                                       2004               2003
                                      ------                                       ----               ----
Current
   Cash                                                                      $         4,022     $           681
   Prepaid expenses                                                                      500                 200
                                                                                ------------         -----------
                                                                             $         4,522     $           881
                                                                                ============         ===========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable                                                          $         6,948     $         7,377
   Due to related party - Note 3                                                      38,963              16,691
                                                                                ------------         -----------
                                                                                      45,911              23,068
                                                                                ------------         -----------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Preferred stock, $0.001 par value
      1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
      1,366,000 (2003:  1,366,000) shares outstanding                                 1,366               1,366
Paid-in capital                                                                      79,434              79,434
Deficit accumulated during the pre-exploration stage                            (   122,189)        (   103,987)
                                                                                -----------          -----------
                                                                                (    41,389)        (    23,187)
                                                                                -----------          -----------
                                                                             $        4,522      $          881
                                                                                ===========          ===========

                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
              for the nine months ended September 30, 2004 and 2003
and for the period November 17,2000 (Date of Incorporation)to September 30,2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                           November 17,
                                                                                                          2000 (Date of
                                            Three months ended                 Nine months ended          Incorporation)
                                               September 30,                     September 30,             To Sept. 30,
                                          2004              2003             2004            2003              2004
                                          ----              ----             ----            ----              ----
Expenses
   Accounting, audit and legal        $       1,294   $           991     $       3,311 $         5,228  $         63,023
   Bank charges                                  85                48               329             210             1,252
   Consulting fees                                -                 -                 -               -             5,000
   Management fees                            3,000                 -             3,000               -            20,500
   Office and miscellaneous                   1,500                 -             1,500             100             2,393
   Resource property costs                      125               500             7,672           2,000            21,726
   Transfer agent and filing
    fees                                        696               414             2,390           1,014             7,737
   Travel                                         -                 -                 -               -               712
                                         ----------         ---------          --------       ---------           --------
Loss before other item                  (     6,700)      (     1,953)      (    18,202)    (     8,552)    (     122,343)
Other item
   Interest income                                -                 -                 -               -               154
                                         ----------         ---------          --------       ---------           --------
Net loss for the period              $  (     6,700)   $  (     1,953)   $  (    18,202) $  (     8,552) $  (     122,189)

Basic loss per share                 $  (      0.00)   $  (      0.00)   $  (      0.01) $  (      0.00)
                                         ==========         =========          =========      ==========
Weighted average number of shares
outstanding                               1,366,000         1,366,000         1,366,000       1,366,000
                                         ==========         =========          =========      ==========



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
  for the nine months ended September 30, 2004 and 2003
and for the period November 17,2000 (Date of Incorporation) to September 30,2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                    Nine months ended             Incorporation)
                                                                      September 30,                to Sept. 30,
                                                                 2004               2003               2004
                                                                 ----               ----               ----
Cash Flows used in Operating Activities
   Net loss for the period                                  $ (      18,202)   $ (       8,552)   $ (     122,189)

   Changes in non-cash working capital balances
    related to operations
     Prepaid expenses                                         (         300)     (         300)     (         500)
     Accounts payable                                         (         429)     (          82)             6,948
                                                               ------------        -----------         -----------
                                                              (      18,931)     (       8,934)     (     115,741)
                                                               ------------        -----------         -----------
Cash Flows from Financing Activities
   Capital stock issued                                                   -                  -             80,800
   Due to related party                                              22,272              6,075             38,963
                                                               ------------        -----------         -----------
                                                                     22,272              6,075            119,763
                                                               ------------        -----------         -----------
Increase (decrease) in cash during the period                         3,341      (       2,859)             4,022

Cash, beginning of the period                                           681              3,686                  -
                                                               ------------        -----------         ----------
Cash, end of the period                                     $         4,022    $           827    $         4,022
                                                               ============        ===========         ==========
Supplemental disclosure of cash flow information
  Cash paid for:
     Interest                                               $            -     $            -     $             -
                                                               ============        ===========         ==========
     Income taxes                                           $            -     $            -     $             -
                                                               ============        ===========         ==========


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
 for the period November 17, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   Deficit
                                                                                                  Accumulated
                                                Common Shares         Additional                  During the
                                              -------------------        Paid-in Subscriptions  Pre-Exploration
                                              Number    Par Value        Capital   Received          Stage             Total
                                              ------    ---------        -------   --------          -----             -----
Capital stock issued for cash - at $0.10      143,000  $      143   $     14,157  $        -   $          -    $      14,300

Net loss for the period                             -          -               -           -      (   4,927)     (     4,927)
                                           ----------   ---------      ---------   ---------       ----------      ----------
Balance as at December 31, 2000               143,000         143         14,157           -      (   4,927)           9,373
Capital stock issued for cash - at $0.10      107,000         107         10,593           -              -           10,700

Net loss for the year ended
 December 31, 2001                                  -           -              -           -      (  44,243)      (   44,243)

Subscriptions received                              -           -              -       5,000              -            5,000
                                           ----------  ----------      ---------   ---------      ---------        ----------
Balance as at December 31, 2001               250,000         250         24,750       5,000      (  49,170)      (   19,170)

Subscriptions converted                             -           -              -  (    5,000)             -       (    5,000)

Capital stock issued for cash - at $0.05    1,116,000       1,116         54,684           -              -           55,800

Net loss for the year ended
 December 31, 2002                                  -           -              -           -      (  41,883)      (   41,883)
                                           ----------  ----------      ---------   ---------       ---------       -----------
Balance as at December 31, 2002             1,366,000       1,366         79,434           -      (  91,053)      (   10,253)

                                                                                                                    ...Cont'd

                             SEE ACCOMPANYING NOTES

                                                                      Continued
                             FOOTHILLSRESOURCES,INC.
                        (A Pre-exploration Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
 for the period November 17, 2000 (Date of Incorporation) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   Deficit
                                                                                                 Accumulated
                                                Common Shares          Additional                During the
                                              -------------------       Paid-in Subscriptions  Pre-Exploration
                                              Number    Par Value       Capital   Received          Stage             Total
                                              ------    ---------        -------   --------         -----             -----

Net loss for the year ended
 December 31, 2003                                  -           -              -           -      (  12,934)      (   12,934)
                                            ---------   ---------       --------    --------      ---------        ----------
Balance as at December 31, 2003             1,366,000       1,366         79,434           -      ( 103,987)      (   23,187)

Net loss for the nine months ended
 September 30, 2004                                 -           -              -           -      (  18,202)      (   18,202)
                                            ---------   ----------      --------    --------      ---------         ---------
Balance as at September 30, 2004            1,366,000  $    1,366   $     79,434  $        -   $  ( 122,189)    $ (   41,389)
                                            =========   ==========      ========    ========      =========         =========



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations
              -------------------------

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2004, the Company has a working capital deficiency of $41,389 and has accumulated losses of $122,189 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Due to Related Party
              --------------------

              Amounts due to related party, a director of the Company, consist of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

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

Foothills Resources, Inc.
(A Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
-----------


Note 4        Commitments - (cont'd)
              -----------

              Exploration Lease - (cont'd)

              Minimum payments and performance commitments are as follows:

                  Minimum Advance Royalty Payments:

                  The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:
                  -        $5,000 upon execution (paid);
                  -        $1,500 on March 1, 2002 (paid);
                  -        $2,000 on September 1, 2002 (paid);
                  -        $2,000 on December 1, 2002 (paid);
                  - $2,000 upon execution of the amended agreement dated January 1, 2004 (paid);
                  -        $5,000 on July 1, 2004 (paid);
                  -        $10,000 on January 1, 2005;  and
                  -        Each annual payment thereafter of US  $50,000 plus an
                      annual increase or decrease equivalent to the rate of inflation designated by the Consumer's Price Index for that year with execution year as base year. Each such payment shall be made by January 1 of each successive year of the lease.

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

Plan of Operation

Our plan of operations for the twelve months following the date of this report is to complete the recommended phase one exploration program on the TC claims, White Pine County, Nevada, in which we hold a leasehold interest. In order to complete phase one of the exploration program, we still anticipate the costs to be $100,000.

In January 2004, we amended our mineral claims agreement. We paid the lessor $2,000 upon execution and $5,000 on June 30, 2004. In order to keep the lease agreement in good standing, we are also required to pay an additional $10,000 by January 1, 2005, and $50,000 per year thereafter.

In addition, we anticipate incurring $6,000 in professional fees and $21,000 in administrative expenses.

Total expenditures over the next twelve months are therefore expected to be $137,000. Our cash on hand at September 30, 2004 was $4,022. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Golden Cross project and meet our other expected expenses.

Results of Operations for the second quarter ended September 30, 2004

We incurred a net loss of $18,202 for the nine month period ended September 30, 2004, as compared to a loss of $8,552 in the same period in 2003. The increase in the net loss was primarily due to a payment of $7,000 to the owner of the Golden Cross property pursuant to an amended lease agreement dated January 1, 2004. As per management agreement dated July 1, 2004, the president started to charge $1,000 per month for management fees ($3,000 per the period July - September 2004). The Company also started to incur $500 per month for rent, telephone and general office expenses ($1,500 per the period July - September
2004) related to the use of the Vancouver office. In the previous periods, the president did not charge the Company for such expenses. During the nine months ended September 30, 2004, we incurred transfer agent fees and filing fees of $2,390 (2003 - $1,014) and accounting, audit, and legal fees of $3,311 (2003 -
$5,228) in order to bring all SEC filings current. At the end of the third quarter, we had cash on hand of $4,022. Our liabilities at September 30, 2004 totalled $45,911 and consisted of accounts payable of $6,948 and $38,963 due to a related party.

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

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Report on Form 8-K

 10.1        Management Agreement
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the third quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 2, 2004                   FOOTHILLS RESOURCES, INC.

                                           /s/ J. Earl Terris
                                           --------------------------
                                           J. Earl Terris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)

                                  Exhibit 10.1


                              MANAGEMENT AGREEMENT
                              --------------------

This Management Agreement is dated July 1, 2004.

BETWEEN:

                  Sirret Investments Inc., a company wholly owned by J. Earl Terris, with address at

                                                                (the "Manager")

and

                  FOOTHILLS RESOURCES INC., a company having a registered office in the State of Nevada and records office at 802 - 700 West Pender Street, Vancouver, BC, V6C 1G8

                                                                (the "Company")

WHEREAS:

A. The Company has agreed to retain the services of the Manager on the terms and conditions hereinafter set forth effective the date referenced above; and

B. The Manager has agreed to be retained by the Company upon the terms and conditions hereinafter set forth.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the premises and mutual covenants and agreements herein contained, the parties hereto covenant and agree each with the other as follows:


1. RETAINER

The Company hereby retains the Manager and the Manager hereby accepts such retainer, to perform the duties and render the services set forth herein during the term of this Agreement. The Manager agrees to provide the services of J. Earl Terris ("Terris") to the Company for the duration of this Agreement.


2. TERM

This Agreement will be effective July 1, 2004 (the "Commencement Date") and shall continue in full force and effect for 12 months after the Commencement Date.


3. COMPENSATION

As compensation for the services of the Manager during the term of this Agreement, the Company shall pay the Manager a monthly salary of US$1,000 commencing on the Commencement Date.

4. REIMBURSEMENT FOR EXPENSES

The Manager will be reimbursed US$500 per month for providing the Company an office, telephone, internet and all reasonable office expenses during the duration of this agreement, which are pre-approved by the Company.


5. DUTIES AND SERVICES

During the term of this Agreement, the Company agrees that Terris will provide general management duties, as required.


6. TERMINATION OF AGREEMENT

Notwithstanding any other provision herein, it is understood and agreed by and between the parties hereto that the Manager may resign his retainer hereunder by giving one month's written notice of such intention to resign.


7. APPLICABLE LAW

This Agreement shall be governed by the laws of the State of Nevada, USA and the Province of British Columbia, Canada.


8. AMENDMENT

This Agreement may not be amended or otherwise modified except in writing signed by both parties.


9. HEADINGS

All headings and titles in this Agreement are for reference only and are not to be used in the interpretation of the terms hereof.


10. ACCEPTANCE OF AGREEMENT

This Agreement is subject to the approval of the Board of Directors of the Company.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.


SIRRET INVESTMENTS INC.                     FOOTHILLS RESOURCES LTD.
Per:                                        Per:

Sgd: J. Earl Terris                         Sgd: J. Earl Terris
J. Earl Terris, President                   J. Earl Terris, President