Form 10KSB
period 2004-12-31
FOOTHILLS RESOURCES INC
filed 2005-03-31
CIK 1133494

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                -----------------

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


  For the transition period from _________________ to __________________

                        Commission file number: 001-31546


                            FOOTHILLS RESOURCES, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


            Nevada                                    98-0339560
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                 Canadiana Lodge, Wellfield Close, Coad's Green
                     Launceston, Cornwall, England, PL15 7LR
                 ----------------------------------------------
                   (Address of principal executive offices)

                                  01566 782 199
               -------------------------------------------------
               Registrant's telephone number, including area code

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

              Yes      X                                No
                  ------------                             ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes      X                               No
                  -----------                             ------------


State issuer's revenues for its most recent fiscal year:           Nil
                                                          ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $55,800 as at March 31, 2005
                         ------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                           8,366,000 on March 31, 2005
                          -----------------------------

TABLE OF CONTENTS

                                                                           Page
PART I

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY..............................................6
ITEM 3:  LEGAL PROCEEDINGS....................................................6
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............6
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............7
ITEM 7:  FINANCIAL STATEMENTS.................................................7
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES....................................18
PART III
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........19
ITEM 10:  EXECUTIVE COMPENSATION.............................................19
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....20
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20
PART IV
ITEM 13:  EXHIBITS AND REPORTS...............................................21
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 21

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are a pre-exploration stage company. In 2001, we acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. Subsequent to our fiscal year ended December 31, 2004, the owners of these claims terminated the lease agreement due to our failure to make a required lease payment. Management intends to review other potential resource and non-resource assets for acquisition.

Employees

We have no employees as of the date of this annual report.

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

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary in order for us to identify and acquire another asset and to complete any subsequent business plan. As of December 31, 2004, we had cash in the amount of $3,472. We currently do not have any operations and we have no income.

We will require additional financing in order to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find or obtain such financing on acceptable terms if required. The most likely source of future funds presently available to us is through the sale of equity securities. Any sale of equity securities will result in dilution to existing shareholders.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the fiscal year ended December 31, 2004, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

BECAUSE OUR SOLE DIRECTOR OWNS 86.7% OF OUR OUTSTANDING COMMON STOCK, HE COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our sole officer and director, Mr. J. Earl Terris, owns approximately 86.7% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE  OUR  PRESIDENT  HAS  OTHER  BUSINESS  INTERESTS,  HE MAY NOT BE ABLE OR
WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, sole officer and director, Mr. Terris is not bound to spend a minimum amount of his business time on business management services for our company. While Mr. Terris presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Terris from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Terris may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

OUR STOCK PRICE WILL LIKELY BE VOLATILE.

We anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the mineral exploration industry.

Further, our stock price may be affected by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at Canadiana Lodge, Wellfield Close, Coad's Green Launceston, Cornwall, England. Our president, J. Earl Terris provided principal executive office space and telephone service free of charge until June 10, 2004. Effective July 1, 2004, the Company was charged $500 per month. The costs associated with the use of the telephone and mailing address were deemed by management to be reasonable.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our 2004 fiscal year, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock have been quoted for trading on the OTC Bulletin Board since December 23, 2004, there have not been any trades of our stock through its facilities since that date.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to review other potential resource and non-resource assets for acquisition. We anticipate spending the following over the next 12 months on administrative fees:

   *      $5,000 on legal fees
   *      $7,000 on accounting and audit fees
   *      $1,500 on EDGAR filing fees
   *      $1,000 on transfer agent fees
   *      $10,000 on general administration costs

Total expenditures over the next 12 months, therefore, are expected to be approximately $24,500.

We currently have nominal cash on hand and cannot satisfy our cash requirements without raising additional funds. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund both phases of the exploration program. We do not have any arrangements in place for any future equity financing.

Results of Operations For the Year Ended December 31, 2004

We incurred a net loss of $30,501 for the year-ended December 31, 2004, as compared to a loss of $12,934 in the same period in 2003. The increase in net loss was primarily due to the payment and accrual of management fees to a private company owned by Mr. J. Earl Terris, our sole officer and director, and an increase in lease payments relating to the mineral property lease that has since been terminated.

During fiscal 2004, we incurred professional fees of $9,886 (2003: $8,728), management fees of $6,000 (2003: Nil), resource property costs of $7,671 (2003:
$2,000), and transfer agent fees of $3,577 (2003: $1,750). At year-end, we had cash on hand of $3,472. Our liabilities at the same date totalled $57,160 and consisted of accounts payable of $18,197 and $38,963 due to our president and a company controlled by him.

ITEM 7:  FINANCIAL STATEMENTS

TERRY AMISANO LTD.                                               AMISANO HANSON
KEVIN HANSON LTD.                                         CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Foothills Resources, Inc.

We have audited the accompanying balance sheets of Foothills Resources, Inc. (a pre-exploration stage company) as of December 31, 2004 and 2003, and the statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended December 31, 2004 and 2003 and the period November 17, 2000 (date of incorporation), to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Foothills Resources, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003, and the period from November 17, 2000 (date of incorporation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                              "AMISANO HANSON"
March 8, 2005                                             Chartered Accountants


                                      - F1 -

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)

ASSETS                                                                             2004               2003
------                                                                             ----               ----
Current
    Cash                                                                    $           3,472   $            681
    Prepaid expenses                                                                        -                200
                                                                            -----------------   ----------------

                                                                            $           3,472   $            881
                                                                            =================   ================

LIABILITIES

Current
    Accounts payable and accrued liabilities - Note 3                       $          18,197   $          7,377
    Due to related party - Note 3                                                      38,963             16,691
                                                                            -----------------   ----------------

                                                                                       57,160             24,068
                                                                            -----------------   ----------------

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
           1,000,000  shares authorized, none outstanding
Common stock, $0.001 par value
         100,000,000  shares authorized
           1,366,000  (2003:  1,366,000) shares outstanding                             1,366              1,366
Paid-in capital                                                                        79,434             79,434
Deficit accumulated during the pre-exploration stage                                 (134,488)          (103,987)
                                                                            -----------------   ----------------

                                                                                      (53,688)           (23,187)
                                                                            -----------------   ----------------

                                                                            $           3,472   $            881
                                                                            =================   ================

Nature and Continuance of Operations - Note 1
Commitments - Note 4
Subsequent Event - Note 4






                             SEE ACCOMPANYING NOTES

                                      - F2 -

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the  years  ended  December  31,
               2004 and 2003 and for the period  November  17,  2000
                     (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)

                                                                                                       November 17,
                                                                                                       2000 (Date of
                                                                                                      Incorporation)
                                                                             Years ended                    to
                                                                             December 31,              December 31,
                                                                        2004              2003             2004
                                                                        ----              ----             ----
Expenses
    Accounting, audit and legal fees                              $         9,886   $         8,728  $        69,598
    Bank charges                                                              367               256            1,290
    Consulting fees                                                             -                 -            5,000
    Management fees - Note 3                                                6,000                 -           23,500
    Office and miscellaneous - Note 3                                       3,000               200            3,893
    Resource property costs                                                 7,671             2,000           21,725
    Transfer agent and filing fees                                          3,577             1,750            8,924
    Travel                                                                      -                 -              712
                                                                  ---------------   ---------------  ---------------

Loss before other item                                                    (30,501)          (12,934)        (134,642)

Other item
    Interest income                                                             -                 -              154
                                                                  ---------------   ---------------  ---------------

Net loss for the period                                           $       (30,501)  $       (12,934) $      (134,488)
                                                                  ===============   ===============  ===============

Basic loss per share                                              $         (0.02)  $         (0.01)
                                                                  ===============   ================

Weighted Average Number of Shares Outstanding                           1,366,000         1,366,000
                                                                  ===============   ===============






                             SEE ACCOMPANYING NOTES


                                      - F3 -

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                    for the  years  ended  December  31,
              2004 and 2003 and for the period  November  17,  2000
                  (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)

                                                                                                             November 17,
                                                                                                             2000 (Date of
                                                                                                            Incorporation)
                                                                                    Years ended                   to
                                                                                   December 31,              December 31,
                                                                               2004             2003             2004
                                                                               ----             ----             ----
Cash Flows used in Operating Activities
    Net loss for the period                                              $       (30,501) $       (12,934) $      (134,488)
    Changes in non-cash working capital items
     related to operations:
      Prepaid expenses                                                               200                -                -
      Accounts payable and accrued liabilities                                    10,820            3,854           18,197
                                                                         ---------------  ---------------  ---------------

                                                                                 (19,481)          (9,080)        (116,291)
                                                                         ---------------  ---------------  ---------------

Cash Flows from Financing Activities
    Capital stock issued                                                               -                -           80,800
    Increase in due to a related party                                            22,272            6,075           38,963
                                                                         ---------------  ---------------  ---------------

                                                                                  22,272            6,075          119,763
                                                                         ---------------  ---------------  ---------------

Increase (decrease) in cash during the period                                      2,791           (3,005)           3,472

Cash, beginning of the period                                                        681            3,686                -
                                                                         ---------------  ---------------  ---------------

Cash, end of the period                                                  $         3,472  $           681  $         3,472
                                                                         ===============  ===============  ===============

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                                           $             -  $             -  $             -
                                                                         ===============  ===============  ===============

      Income taxes                                                       $             -  $             -  $             -
                                                                         ===============  ===============  ===============





                             SEE ACCOMPANYING NOTES

                                      - F4 -

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       STATEMENT  OF  STOCKHOLDERS'  EQUITY
              (DEFICIENCY) for the period November 17, 2000 (Date
                       of Incorporation) to December 31, 2004
                             (Stated in US Dollars)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Shares        Additional                     During the
                                               ------------------------    Paid-in     Subscriptions   Pre-Exploration
                                                Number        Par Value    Capital       Received           Stage          Total
                                                ------        ---------    -------       --------           -----          -----
Capital stock issued for cash - at $0.10       143,000       $      143    $    14,157   $        -      $       -       $ 14,300


Net loss for the period                              -               -               -            -         (4,927)        (4,927)
                                              --------      -----------   -------------  ----------      ----------      ---------

Balance as at December 31, 2000                143,000              143         14,157            -         (4,927)         9,373

Capital stock issued for cash  - at $0.10      107,000              107         10,593            -              -         10,700
Net loss for the year ended December 31, 2001        -                -              -                     (44,243)       (44,243)
Subscriptions received                               -                -              -        5,000              -          5,000
                                              --------      -----------   -------------  ----------      ----------      ---------

Balance as at December 31, 2001                250,000              250         24,750        5,000        (49,170)       (19,170)

Subscriptions converted                              -                -              -       (5,000)             -         (5,000)
Capital stock issued for cash - at $0.05     1,116,000            1,116         54,684            -              -         55,800
Net loss for the year ended December 31, 2002        -                -              -            -        (41,883)       (41,883)
                                              --------      -----------   -------------  ----------      ----------      ---------

Balance as at December 31, 2002              1,366,000            1,366         79,434            -        (91,053)       (10,253)

Net loss for the year ended December 31, 2003        -                -              -            -        (12,934)       (12,934)
                                              --------      -----------   -------------  ----------      ----------      ---------

Balance as at December 31, 2003              1,366,000            1,366         79,434            -       (103,987)       (23,187)

Net loss for the year ended December 31, 2004        -                -              -            -        (30,501)       (30,501)
                                              --------      -----------   -------------  ----------      ----------      ---------

Balance as at December 31, 2004              1,366,000      $     1,366   $      79,434  $       -       $ (134,488)     $(53,688)
                                          ===============  =============  =============  ==========      ==========      =========


                             SEE ACCOMPANYING NOTES


                                      - F5 -

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)
                             ----------------------

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

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. The Company has a working capital deficiency of $53,688 as at December 31, 2004, and has not yet attained profitable operations. The Company has accumulated losses of $134,488 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:


                                      - F6 -

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Pre-exploration Stage Company
              -----------------------------

              The Company complies with Financial Accounting Standard Board Statement No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

              Mineral Lease
              -------------

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

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS") No. 109 "Accounting for Income Taxes." Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic Loss Per Share
              --------------------

              The Company reports basic loss per share in accordance with FAS No. 128, "Earnings Per Share." Basic loss per share is computed using the weighted average number of shares outstanding during the year.


                                      - F7 -

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------

              The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Related Party Transactions
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:

                                                                   November 17,
                                                                       2000
                                                                     (Date of
                                                                  Incorporation)
                                                                         to
                                            December 31,            December 31,
                                              2004          2003        2004
                                              ----          ----        ----

Management fees                     $        6,000  $         -  $         6,000
Office and miscellaneous                     3,000            -            3,000
                                    --------------  -----------  ---------------

                                    $        9,000  $         -  $         9,000
                                    ==============  ===========  ===============

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at December 31, 2004 is $9,000 (2003:
              $Nil) consisting of unpaid management fees and rent due to a company with a common director.

              The amount due to related party, a company with a common director, consists of unpaid advances of $38,963. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

                                      - F8 -

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

              The advance royalty payment of $10,000 due January 1, 2005 has not been made. The Company is currently negotiating an amendment to the terms of the advance royalty payments due. As per the lease agreement, the landlord must give written default notice to the Company and the Company then has 15 days to cure the default or the lease can be terminated. No notice has been received due to current negotiations.

              The Company can reduce the net smelter return royalty to 0.5% by payment of a buy-out price of $5,000,000. Advance royalty payments made to the date of the buy-out will be applied to reduce the buy-out price.


                                      - F9 -

              -----------

              Minimum Advance Royalty Payments:

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

Note 5        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                             Total
              Deferred Tax Assets
                Non-capital loss carryforward           $       35,700
              Less valuation allowance                         (35,700)
                                                        --------------

                                                        $            -
                                                        ==============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes
              ------------

              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $134,488, the benefit of which has not been recorded in the financial statements.

                                      - F10 -

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was conducted by our chief
executive officer and our  principal   accounting officer, Mr. J. Earl Terris.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name            Age  Position with Registrant             Served  as a  Director
                                                              or Officer since
J. Earl Terris   59  President, Secretary, Treasurer, Chief   November 17, 2000
                     Executive Officer,  and Director
                     (Principal Executive Officer,
                     Principal    Financial   Officer,
                     and Principal Accounting Officer)

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

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2004.

                          Annual Compensation                         Long Term Compensation

                                                   Other       Annual Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
J. Earl Terris President/ 2004     $0       0       $6,000             0                 0          0                0
               Secretary/ 2003     $0       0       $0                 0                 0          0                0
               Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position    Number of late   Transactions not timely  Known failures to file a
                                  reports            reported                  required form
J. Earl Terris                      Nil                  Nil                         Two

(President, Secretary, Treasurer,
and Director)

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.


TITLE OF CLASS   NAME OF BENEFICIAL    SHARES OF COMMON     PERCENT OF CLASS
                      OWNER                 STOCK

Common             J. Earl Terris       7,250,000                 86.7%

Directors and Officers                                            86.7%
as a Group consisting
of one person


The percent of class is based on 8,366,000 shares of common stock issued and outstanding as of the date of this annual report.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2004, we paid $6,000 to our president,
J. Earl Terris for management services and $3,000 for office services that he has provided to us. In addition, subsequent to the fiscal year, we issued 7,000,000 shares of restricted common stock to Mr. Terris in consideration of various consulting services that he has provided to us.

Otherwise, neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1     Articles of Incorporation*
  3.2     By-Laws*
 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1     Certification    pursuant  to   18  U.S.C.  Section 1350, as   adopted
          pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                  Fiscal year-ended
                                   December 31, 2004           December 31, 2003

Audit fees                             $ 1,607                      $ 4,570
Audit-related fees                           -                            -
Tax fees                                     -                            -
All other fees                         $ 3,658                      $ 2,983

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Foothills Resources, Inc.

                                        /s/ J. Earl Terris
                                        ---------------------------
                                        J. Earl Terris
                                        President, Secretary, Treasurer
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer,
                                         Principal Financial Officer and
                                         Principal Accounting Officer)
                                         Dated: March 31, 2005