Form 10QSB
period 2005-03-31
FOOTHILLS RESOURCES INC
filed 2005-06-08
CIK 1133494

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended    March 31, 2005
                                        --------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period               to
                               ---------------   ----------------

      Commission File Number      001-31546
                                 -----------

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

                                 Not Applicable
     -----------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,356,182 shares of $0.001 par value common stock outstanding as of June 7, 2005

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                March 31,         December 31,
                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
   Cash                                                                     $           2,115   $          3,472
                                                                            =================   ================

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities - Notes 3 and 4                 $          12,763   $         18,197
   Due to related party - Notes 3 and 4                                                     -             38,963
                                                                            -----------------   ----------------

                                                                                       12,763             57,160
                                                                            -----------------   ----------------

                            STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
           1,000,000  shares authorized, none outstanding
Common stock, $0.001 par value - Note 5
         100,000,000  shares authorized
          39,356,189  (2004:  6,426,076) shares outstanding                             8,366              1,366
Paid-in capital                                                                       124,897             79,434
Deficit accumulated during the pre-exploration stage                                 (143,911)          (134,488)
                                                                            -----------------   ----------------

                                                                                      (10,648)           (53,688)
                                                                            -----------------   ----------------

                                                                            $           2,115   $          3,472
                                                                            =================   ================




                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended March 31, 2005 and 2004
 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  to March 31,
                                                                 2005               2004               2005
                                                                 ----               ----               ----
Expenses
    Accounting, audit and legal fees                      $           3,390  $           1,300  $          72,988
    Bank charges                                                         63                165              1,353
    Consulting fees                                                       -                  -              5,000
    Management fees                                                   3,000                  -             26,500
    Office and miscellaneous                                          1,500                  -              5,393
    Resource property costs                                               -              2,000             21,725
    Transfer agent fees                                               1,470                300             10,394
    Travel                                                                -                  -                712
                                                          -----------------  -----------------  -----------------

Loss before other item                                               (9,423)            (3,765)          (144,065)

Other item
    Interest income                                                       -                  -                154
                                                          -----------------  -----------------  -----------------

Net loss for the period                                   $          (9,423) $          (3,765) $        (143,911)
                                                          =================  =================  =================

Basic loss per share                                      $          (0.00)  $          (0.00)
                                                          ================   ================

Weighted average number of shares outstanding                    16,671,000          6,426,076
                                                          =================  =================



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                   for the three months ended March 31, 2005 and 2004
 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------



                                                                                                   November 17,
                                                                                                   2000 (Date of
                                                                   Three months ended             Incorporation)
                                                                        March 31,                  to March 31,
                                                                 2005               2004               2005
                                                                 ----               ----               ----
Cash Flows used in Operating Activities
    Net loss for the period                               $          (9,423) $          (3,765) $        (143,911)
    Changes in non-cash working capital balances
     related to operations
      Prepaid expenses                                                    -             (2,400)                 -
      Accounts payable and accrued liabilities                        8,066              2,582             12,763
                                                          -----------------  -----------------  -----------------

                                                                     (1,357)            (3,583)          (131,148)
                                                          -----------------  -----------------  -----------------

Cash Flows from Financing Activities
    Capital stock issued                                                  -                  -            133,263
    Due to related party                                                  -              3,679                  -
                                                          -----------------  -----------------  -----------------

                                                                          -              3,679            133,263
                                                          -----------------  -----------------  -----------------

Increase (decrease) in cash during the period                        (1,357)                96              2,115

Cash, beginning of the period                                         3,472                681                  -
                                                          -----------------  -----------------  -----------------

Cash, end of the period                                   $           2,115  $             777  $           2,115
                                                          =================  =================  =================

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                            $               -  $               -  $               -
                                                          =================  =================  =================

      Income taxes                                        $               -  $               -  $               -
                                                          =================  =================  =================

Non-cash Transaction - Note 4


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period November 17, 2000 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         Deficit
                                                                                                       Accumulated
                                                   Common Shares         Additional                     During the
                                                --------------------       Paid-in  Subscriptions     Pre-Exploration
                                                Number     Par Value       Capital      Received           Stage         Total
                                                ------     ---------       -------      --------           -----         -----
Capital stock issued for cash    - at $0.021   672,715   $       673   $    13,627  $          -   $           -   $    14,300

Net loss for the period                              -             -             -             -          (4,927)       (4,927)
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at December 31, 2000                672,715           673        13,627             -          (4,927)        9,373
Capital stock issued for cash    - at $0.021   503,360           503        10,197             -               -        10,700

Net loss for the year ended
 December 31, 2001                                   -             -             -             -         (44,243)      (44,243)

Subscriptions received                               -             -             -         5,000               -         5,000
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at December 31, 2001              1,176,075         1,176        23,824         5,000         (49,170)      (19,170)

Subscriptions converted                              -             -             -        (5,000)              -        (5,000)

Capital stock issued for cash    - at $0.011 5,250,001         5,250        50,550             -               -        55,800

Net loss for the year ended
 December 31, 2002                                   -             -             -             -         (41,883)      (41,883)
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at December 31, 2002              6,426,076         6,426        74,374             -         (91,053)      (10,253)

                                                                                                          ...Cont'd


                           SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period November 17, 2000 (Date of Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         Deficit
                                                                                                       Accumulated
                                                   Common Shares         Additional                     During the
                                                --------------------       Paid-in  Subscriptions     Pre-Exploration
                                                Number     Par Value       Capital      Received           Stage         Total
                                                ------     ---------       -------      --------           -----         -----

December 31, 2003                                    -             -             -             -         (12,934)      (12,934)
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at December 31, 2003              6,426,076         6,426        74,374             -        (103,987)      (23,187)

Net loss for the year ended
 December 31, 2004                                   -             -             -             -         (30,501)      (30,501)
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at December 31, 2004              6,426,076         6,426        74,374             -        (134,488)      (53,688)

Capital stock issued for settlement
 of debts                   - at $0.0016    32,930,113        32,930        19,533             -               -        52,463

Net loss for the three-months ended
 March 31, 2005                                      -             -             -             -          (9,423)       (9,423)
                                            ----------   -----------   -----------  ------------   -------------   -----------

Balance as at March 31, 2005                39,356,189   $    39,356   $    93,907  $          -   $    (143,911)  $   (10,648)
                                            ==========   ===========   ===========  ============   =============   ===========

By a director's resolution dated April 20, 2005 and effective on that date, the Company declared a forward stock split and increased its authorized and issued common shares on a 4.704301 for 1 basis. The number of shares and allocation between par value and additional paid-in capital has been restated to give retroactive effect to the forward stock split.



                          SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2004 annual financial statements.

Note 2        Continuance of Operations
              -------------------------
              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company has a working capital deficiency of $10,648, has yet to achieve profitable operations and has accumulated losses of $143,911 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        Due to Related Party - Note 4
              --------------------

              Amounts due to related party are comprised of unpaid advances to the Company and are unsecured, non-interest bearing with no specific terms for repayment. The related party is the President of the Company.

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 3        Due to Related Party - (cont'd)
              --------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:


                                                                                                    November 17,
                                                                                                        2000
                                                                                                      (Date of
                                                                                                   Incorporation)
                                                                             March 31,              to March 31,
                                                                       2005            2004             2005
                                                                       ----            ----             ----
              Management fees                                      $       3,000  $           -   $          9,000
              Office and miscellaneous                                     1,500              -              4,500
                                                                   -------------  -------------   ----------------

                                                                   $       4,500  $           -   $         13,500
                                                                   =============  =============   ================


              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at March 31, 2005 is $Nil (December 31, 2004: $9,000) consisting of unpaid management fees and rent due to a company with a common director.

              The amount due to a related party, a company with a common director, consists of unpaid advances of $Nil (December 31, 2004:
              $38,963). The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Non-cash Transaction
              --------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements. During the three months ended March 31, 2005, the Company issued 32,930,113 common shares at $0.0016 per share as consideration for settlement of $13,500 in accounts payable and $38,963 in amounts due to a related party. These amounts were due to the President of the Company. This transaction was excluded from the statements of cash flow.

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


Note 5        Commitments

              Exploration Lease

              By a lease agreement effective March 1, 2001 and amended February 22, 2002, September 30, 2002, December 1, 2002, March 28, 2003 and
              January 1, 2004 the Company was granted the exclusive right to explore, develop and mine the Golden Cross resource property located in White Pine County of the State of Nevada. The term of the lease was for 20 years, renewable for an additional 20 years so long as conditions of the lease are met.

              Pursuant to an amending agreement dated March 28, 2003, the Company paid an extension fee of $1,500 to extend the terms for the advance royalty payments.

              The Company was to pay a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company was required to pay minimum advance royalty payments of the following:

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

              In the event that the Company terminated the lease after June 1 of any year, it is required to pay all federal and state mining claim maintenance fees for the next assessment year. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

              The advance royalty payment of $10,000 due January 1, 2005 has not been made. The Company was unable to negotiate an amendment to the terms of the advance royalty payments due and consequently the lease agreement was terminated.

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

We anticipate incurring $10,000 in business investigation costs and $21,000 in administrative expenses over the next 12 months. Our cash on hand at March 31, 2005 was $2,115. Accordingly, we will need to raise additional funds in order to cover our expected expenses.

Results of Operations for the second quarter ended March 31, 2005

We incurred a net loss of $9,423 for the three month period ended March 31, 2005, as compared to a loss of $3,765 in the same period in 2004. The increase in the net loss was primarily due to an increase in accounting, audit and legal fees (from $1,300 in 2004 to $3,390 in 2005) and management fees (from NIL in 2004 to $3,000 in 2005). During the three month period ended March 31, 2005, we incurred accounting, audit and legal fees of $3,390, management fees of $3,000, office and miscellaneous costs of $1,500, transfer agent fees of $1,470 and bank charges of $63.

At March 31, 2005, we had cash on hand of $2,115. Our liabilities at the same date totalled $12,763 and consisted entirely of accounts payable and accrued liabilities.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

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

During the period, we filed a current report on Form 8-K announcing that we issued 7,000,000 restricted shares of our common stock to our president, Mr. Earl Terris on March 4, 2005 pursuant to Section 4(2) of the Securities Act of 1933. These shares were issued to Earl Terris in consideration of various management and consulting services he has provided to us.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 7, 2005                       FOOTHILLS RESOURCES, INC.

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