Form 10QSB
period 2005-06-30
FOOTHILLS RESOURCES INC
filed 2005-07-29
CIK 1133494

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended         June 30, 2005
                                    ----------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,356,189 shares of $0.001 par value common stock outstanding as of July 28, 2005

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                   (Restated)
                                                                                 June 30,         December 31,
                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
   Cash                                                                     $             113   $          3,472
                                                                            =================   ================

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities - Notes 3 and 4                 $          12,044   $         18,197
   Due to related party - Notes 3 and 4                                                     -             38,963
                                                                            -----------------   ----------------

                                                                            $          12,044             57,160
                                                                            -----------------   ----------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Preferred stock, $0.001 par value
           1,000,000  shares authorized, none outstanding
Common stock, $0.001 par value - Note 4
         100,000,000  shares authorized
          39,356,189  (2004:  6,426,076) shares outstanding                            39,356              6,426
Paid-in capital                                                                        96,062             74,374
Contributed surplus - Note 4                                                            4,500                  -
Deficit accumulated during the pre-exploration stage                                 (151,849)          (134,488)
                                                                            -----------------   ----------------

                                                                                      (11,931)           (53,688)
                                                                            -----------------   ----------------

                                                                            $             113   $          3,472
                                                                            =================   ================


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2005 and 2004
 and for the period November 17, 2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                 November 17,
                                                                                                                2000 (Date of
                                                  Three months ended                 Six months ended          Incorporation)
                                                       June 30,                          June 30,               to June, 30,
                                                2005              2004             2005            2004             2005
                                                ----              ----             ----            ----             ----
Expenses
    Accounting, audit and legal           $         3,060   $           717  $        6,450   $        2,017  $         76,048
    Bank charges                                       43                79             106              244             1,396
    Consulting fees                                     -                 -               -                -             5,000
    Management fees - Notes 3 and 4                 3,000                 -           6,000                -            29,500
    Office and miscellaneous
     - Notes 3 and 4                                1,500                 -           3,000                -             6,893
    Mineral property costs                              -             5,547               -            7,547            21,725
    Transfer agent and filing fees                    335             1,394           1,805            1,694            10,729
    Travel                                              -                 -               -                -               712
                                          ---------------   ---------------  --------------   --------------  ----------------

Loss before other item                             (7,938)           (7,737)        (17,361)         (11,502)         (152,003)

Other item
    Interest income                                     -                 -               -                -               154
                                          ---------------   ---------------  --------------   --------------  ----------------

Net loss for the period                   $        (7,938)  $        (7,737) $      (17,361)  $      (11,502) $       (151,849)
                                          ===============   ===============  ==============   ==============  ================

Basic loss per share                      $         (0.00)  $         (0.00) $         (0.00) $        (0.00)
                                          ===============   ===============  ===============  ==============

Weighted average number of shares
 outstanding                                   39,356,189         6,426,076      28,076,261        6,426,076
                                          ===============   ===============  ==============   ==============

                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 2005 and 2004
 and for the period November 17, 2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                  November 17,
                                                                                                                  2000 (Date of
                                                                                    Six months ended              Incorporation)
                                                                                         June 30,                   to June 30,
                                                                                  2005               2004                2005
                                                                                  ---               ----                ----
Cash Flows used in Operating Activities
    Net loss for the period                                             $         (17,361) $        (11,502)   $      (151,849)
    Add item not affecting cash
      Non-cash administrative expenses                                              4,500                 -              4,500
    Changes in non-cash working capital balances related to operations
      Prepaid expenses                                                                  -            (2,100)                 -
      Accounts payable and accrued liabilities                                      7,347               994             25,544
                                                                         -----------------  ----------------    ---------------

                                                                                   (5,514)          (12,608)          (121,805)
                                                                         -----------------  ----------------    ---------------

Cash Flows from Financing Activities
    Capital stock issued                                                                -                 -             80,800
    Due to related party                                                            2,155            17,706             41,118
                                                                         -----------------  ----------------    ---------------

                                                                                    2,155            17,706            121,918
                                                                         -----------------  ----------------    ---------------

Increase (decrease) in cash during the period                                      (3,359)            5,098                113

Cash, beginning of the period                                                       3,472               681                  -
                                                                         -----------------  ----------------    ---------------

Cash, end of the period                                                  $             113  $          5,779    $           113
                                                                         =================  ================    ===============

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                                           $              -   $              -    $            -
                                                                         =================   ================   ===============

      Income taxes                                                       $              -   $              -    $            -
                                                                         =================   ================   ===============

Non-cash Transactions - Note 4

                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period November 17, 2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                          Deficit
                                                                                                        Accumulated
                                                          Additional                                    During the
                                       Common Shares       Paid-in   Subscriptions  Contributed       Pre-Exploration
                               ------------------------
                                   Number    Par Value     Capital      Received       Surplus      Stage            Total
                                   ------    ---------     -------      --------       -------      -----            -----
Capital stock issued for cash
                    - at $0.021     672,715 $      673 $     13,627 $          -   $          -  $         -  $        14,300

Net loss for the period                   -         -            -             -              -       (4,927)          (4,927)
                               ------------ ----------  -----------  -------------   -----------  -----------    -------------

Balance as at December 31, 2000     672,715        673       13,627            -              -       (4,927)           9,373
Capital stock issued for cash                      503       10,197            -              -            -           10,700
                    - at $0.021     503,360

Net loss for the year ended
 December 31, 2001                        -          -           -             -              -      (44,243)         (44,243)

Subscriptions received                    -          -           -         5,000              -             -           5,000
                               ------------ ----------  ----------- --------------   -----------  -----------    -------------

Balance as at December 31, 2001   1,176,075      1,176      23,824         5,000              -      (49,170)         (19,170)

Subscriptions converted                   -          -           -        (5,000)             -            -           (5,000)

Capital stock issued for cash     5,250,001      5,250      50,550             -              -            -           55,800
                    - at $0.011

Net loss for the year ended
 December 31, 2002                        -          -           -             -              -      (41,883)         (41,883)
                               ------------ ----------  ----------- ---------------  -----------  -----------    -------------

Balance as at December 31, 2002   6,426,076      6,426      74,374             -              -      (91,053)         (10,253)

                                                                      ...Cont'd
                             SEE ACCOMPANYING NOTES

                                                                      Continued
                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                  INTERIM STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period November 17, 2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                               Deficit
                                                                                                             Accumulated
                                                          Additional                                         During the
                                       Common Shares       Paid-in   Subscriptions  Contributed       Pre-Exploration
                               -----------------------
                                   Number    Par Value     Capital      Received      Surplus      Stage            Total
                                   ------    ---------     -------      --------      -------      -----            -----
Net loss for the year ended
 December 31, 2003                        -          -           -             -              -       (12,934)     (12,934)
                               ------------ ----------  ----------  ------------  -------------   ------------  -----------

Balance as at December 31, 2003   6,426,076      6,426       74,374            -              -      (103,987)     (23,187)

Net loss for the year ended
 December 31, 2004                       -          -           -              -              -       (30,501)     (30,501)
                               ------------ ----------  ----------  ------------  -------------   ------------  -----------

Balance as at December 31, 2004   6,426,076       6,426      74,374            -              -      (134,488)     (53,688)

Capital stock issued for
settlement of debts
                   - at $0.0016  32,930,113      32,930      21,688            -              -             -       54,618

Capital contribution                    -            -           -             -          4,500             -        4,500
Net loss for the six-months ended
June 30, 2005                           -            -           -             -              -       (17,361)     (17,361)
                               ------------ -----------  ---------- ------------  -------------   ------------  -----------

Balance as at June 30, 2005      39,356,189 $    39,356 $    96,062 $          -  $       4,500   $  (151,849) $   (11,931)
                               ============ =========== =========== ============ ==============   ============  ===========

By a director's resolution dated April 20, 2005 and effective on that date, the Company declared a forward stock split and increased its authorized and issued common shares on a 4.704301 for 1 basis. The number of shares and allocation between par value and additional paid-in capital has been restated to give retroactive effect to the forward stock split.

                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

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

Note 2        Continuance of Operations
              -------------------------

              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company has a working capital deficiency of $11,931, has yet to achieve profitable operations and has accumulated losses of $151,849 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        Related Party Transactions - Note 4
              --------------------------

              The Company was charged the following by an entity controlled by a director of the Company:

                                                                                                   November 17,
                                                                                                       2000
                                                                                                     (Date of
                                              Three months ended          Six months ended        Incorporation)
                                                   June 30,                   June 30,              to June 30,
                                               2005        2004          2005          2004            2005
                                               ----        ----          ----          ----            ----
            Management fees                 $   3,000   $        -   $     6,000    $        -   $         12,000
            Office and
             miscellaneous                      1,500            -         3,000             -              6,000
                                            ---------   ----------   -----------    ----------   ----------------

                                            $   4,500   $        -   $     9,000    $        -   $         18,000
                                            =========   ==========   ===========    ==========   ================


              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at June 30, 2005 is $Nil (December 31, 2004: $9,000) consisting of unpaid management fees and rent due to a company with a common director.

              The amount due to a related party, a company with a common director, consists of unpaid advances of $Nil (December 31, 2004:
              $38,963). The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Non-cash Transactions
              ---------------------

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements.

              During the six months ended June 30, 2005

              The Company issued 32,930,113 common shares at $0.0016 per share as consideration for settlement of $13,500 in accounts payable and $41,118 in amounts due to a related party. These amounts were due to a company controlled by the President of the Company.

              The president of the Company has provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as contributed surplus as follows:

Note 4        Non-cash Transactions - (cont'd)
              ---------------------

                                                                                                        November 17,
                                                                                                       2000 (Date of
                                                 Three months ended           Six months ended         Incorporation)
                                                      June 30,                    June 30,              to June 30,
                                                 2005          2004          2005           2004            2005
                                                 ----          ----          ----           ----            ----
            Management fees                  $     3,000   $         -   $      3,000   $          -  $         3,000
            Office and miscellaneous               1,500             -          1,500              -            1,500
                                             -----------   -----------   ------------   ------------  ---------------

                                             $     4,500   $         -   $      4,500   $          -  $         4,500
                                             ===========   ===========   ============   ============  ===============

              These transactions were excluded from the statements of cash flow.


Note 5        Commitments
              -----------

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

              The Company was to pay a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company was required to pay minimum advance royalty payments. As at December 31, 2004, the Company had paid $19,000 in advance royalty payments and was required to pay $10,000, which was due January 1, 2005. This payment was not made and consequently during the period ended June 30, 2005, management of the Company decided to abandon the lease.

Item 2.           Management's Discussion and Analysis or Plan of Operation


Forward Looking Statements
--------------------------

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

Plan of Operation
-----------------

We are a pre-exploration stage company. In 2001, we acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. Subsequent to our fiscal year ended December 31, 2004, we decided to abandon the property and terminate the claims. Management intends to review other potential resource and non-resource assets for acquisition.

We anticipate incurring $10,000 in business investigation costs and $21,000 in administrative expenses over the next 12 months. Our cash on hand at June 30, 2005 was $113. Accordingly, we will need to raise additional funds in order to cover our expected expenses.

Results of Operations for the second quarter ended June 30, 2005
----------------------------------------------------------------

We incurred a net loss of $17,361 for the six month period ended June 30, 2005, as compared to a loss of $11,502 in the same period in 2004. The increase in the net loss was primarily due to an increase in accounting, audit and legal fees (from $2,017 in 2004 to $6,450 in 2005) and management fees (from NIL in 2004 to $6,000 in 2005). During the six month period ended June 30, 2005, we incurred accounting, audit and legal fees of $6,450, management fees of $6,000, office and miscellaneous costs of $3,000, transfer agent fees of $1,805 and bank charges of $106. Effective April 1, 2005, the president is providing certain administrative services at no charge to the Company. Accordingly, the fair value for these services has been recorded as contributed surplus.

At June 30, 2005, we had cash on hand of $113. Our liabilities at the same date totalled $12,044 and consisted entirely of accounts payable and accrued liabilities.

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

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

During the period, we filed a Current Report on Form 8-K to disclose the issuance, on March 4, 2005, of 7,000,000 pre-stock split restricted shares (post split 32,930,113 shares) of common stock to our president, J. Earl Terris, pursuant to the exemptive provisions of Section 4(2) of the Securities Act of 1933. These shares were issued to Mr. Terris in consideration of various management and consulting services provided to us by an entity controlled by him.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 28, 2005                      FOOTHILLS RESOURCES, INC.

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