Form 10QSB
period 2005-09-30
FOOTHILLS RESOURCES INC
filed 2005-11-01
CIK 1133494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended         September 30, 2005
                                        -------------------------

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities  Exchange Act of 1934

      For the transition period                     to
                                  ------------------   --------------------

      Commission File Number      001-31546
                               -----------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,356,189 shares of $0.001 par value common stock outstanding as of October 31, 2005.

                            FOOTHILLS RESOURCES, INC.

                        (A Pre-exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                             SEE ACCOMPANYING NOTES
                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   (Restated)
                                                                              September 30,       December 31,
                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
   Cash                                                                     $              68   $          3,472
                                                                            =================   ================

                                                   LIABILITIES

Current
   Accounts payable and accrued liabilities - Notes 3 and 4                 $          18,339   $         18,197
   Due to related party - Notes 3 and 4                                                     -             38,963
                                                                            -----------------   ----------------

                                                                            $          18,339             57,160
                                                                            -----------------   ----------------

                                            STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
           1,000,000  shares authorized, none outstanding
Common stock, $0.001 par value - Note 4
         100,000,000  shares authorized
          39,356,189  (2004:  6,426,076) shares outstanding                            39,356              6,426
Additional paid-in capital - Note 4                                                   105,062             74,374
Deficit accumulated during the pre-exploration stage                                 (162,689)          (134,488)
                                                                            -----------------   ----------------

                                                                                      (18,271)           (53,688)
                                                                            -----------------   ----------------

                                                                            $              68   $          3,472
                                                                            =================   ================


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended
                 September 30, 2005 and 2004 and for the period
             November 17, 2000 (Date of Incorporation) to September
                                    30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                   November 17,
                                                                                                                   2000 (Date of
                                                     Three months ended                Nine months ended          Incorporation)
                                                       September 30,                     September 30,           to September 30,
                                                   2005              2004             2005            2004             2005
                                                   ----              ----             ----            ----             ----
Expenses
    Accounting, audit and legal              $         5,977   $         1,294           12,427  $        3,311  $         82,025
    Bank charges
                                                          45          85                   151              329             1,441
    Consulting fees                                        -                 -               -                -             5,000
    Management fees - Notes 3 and 4                    3,000             3,000           9,000            3,000            32,500
    Office and miscellaneous
     - Notes 3 and 4                                   1,500             1,500           4,500              1,500           8,393
    Mineral property costs                                 -               125               -              7,672          21,725
    Transfer agent and filing fees                       318               696           2,123            2,390            11,047
    Travel                                                 -                 -               -                -               712
                                             ---------------   ---------------  --------------   --------------  ----------------

Loss before other item                               (10,840)           (6,700)        (28,201)         (18,202)         (162,843)

Other item
    Interest income                                        -                 -               -                -               154
                                             ---------------   ---------------  --------------   --------------  ----------------

Net loss for the period                      $       (10,840)  $        (6,700) $      (28,201)  $      (18,202) $       (162,689)
                                             ===============   ===============  ==============   ==============  ================

Basic loss per share                         $         (0.00)  $         (0.00) $         (0.00) $        (0.00)
                                             ===============   ===============  ===============  ==============

Weighted average number of shares
 outstanding                                      39,356,189         6,426,076      31,877,555        6,426,076
                                             ===============   ===============  ==============   ==============

                             SEE ACCOMPANYING NOTES


                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
               2005 and 2004 and for the period November 17, 2000
                  (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                   November 17,
                                                                                                                   2000 (Date of
                                                                                       Nine months ended          Incorporation)
                                                                                         September 30,            to September 30,
                                                                                    2005               2004            2005
                                                                                    ----               ----            ----
Cash Flows used in Operating Activities
    Net loss for the period                                                     $    (28,201) $      (18,202)   $  (162,689)
    Add item not affecting cash
      Non-cash administrative expenses
                                                                                       9,000               -          9,000
    Changes in non-cash working capital balances related to operations
      Prepaid expenses                                                                     -            (300)             -
      Accounts payable and accrued liabilities                                        13,642            (429)        31,839
                                                                              --------------- ---------------- -----------------

                                                                                      (5,559)        (18,931)     (121,850)
                                                                              --------------- ---------------- -----------------

Cash Flows from Financing Activities
    Capital stock issued                                                                   -               -         80,800
    Due to related party                                                               2,155          22,272         41,118
                                                                              --------------- ---------------- -----------------

                                                                                       2,155          22,272        121,918
                                                                              --------------- ---------------- -----------------

Increase (decrease) in cash during the period
                                                                                      (3,404)          3,341             68

Cash, beginning of the period                                                          3,472             681              -
                                                                              --------------- ---------------- -----------------

Cash, end of the period                                                         $         68  $        4,022    $        68
                                                                              =============== ================ =================

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                                                 $           -  $            -    $         -
                                                                              =============== ================ =================

      Income taxes                                                             $           -  $            -    $         -
                                                                              ============== ================= =================

Non-cash Transactions - Note 4



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period November 17, 2000 (Date of
                      Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                      Additional                     During the
                                             Common Shares             Paid-in     Subscriptions  Pre-Exploration
                                  --------------------------------
                                         Number       Par Value        Capital       Received          Stage             Total
                                         ------       ---------        -------       --------          -----             -----
Capital stock issued for cash
                       - at $0.021      672,715 $         673 $        13,627 $          -   $             -   $        14,300

Net loss for the period                       -             -               -            -            (4,927)           (4,927)
                                    ------------- --------------- --------------- -------------- --------------- -----------------

Balance as at December 31, 2000         672,715           673          13,627            -            (4,927)            9,373
Capital stock issued for cash                             503          10,197            -                 -            10,700
                       - at $0.021      503,360

Net loss for the year ended
 December 31, 2001                            -             -               -            -           (44,243)           (44,243)

Subscriptions received                        -             -               -        5,000                 -             5,000
                                    ------------- --------------- --------------- -------------- ---------------- ----------------

Balance as at December 31, 2001       1,176,075         1,176          23,824        5,000           (49,170)           (19,170)

Subscriptions converted                       -             -               -       (5,000)                -            (5,000)

Capital stock issued for cash         5,250,001         5,250          50,550            -                 -            55,800
                       - at $0.011

Net loss for the year ended
 December 31, 2002                            -             -               -            -           (41,883)           (41,883)
                                    -------------- --------------- -------------- -------------- ---------------- ----------------

Balance as at December 31, 2002       6,426,076         6,426          74,374            -           (91,053)           (10,253)

                                                                      ...Cont'd



                             SEE ACCOMPANYING NOTES

                       FOOTHILLS RESOURCES, INC.                       Continued
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period November 17, 2000 (Date of
                      Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                     Additional                     During the
                                             Common Shares            Paid-in      Subscriptions  Pre-Exploration
                                   --------------------------------
                                     Number         Par Value        Capital         Received          Stage             Total
                                     ------         ---------        -------         --------          -----             -----
Net loss for the year ended
   December 31, 2003                          -             -               -            -           (12,934)          (12,934)
                                  -------------- --------------- ---------------- ------------- ----------------- ---------------

Balance as at December 31, 2003       6,426,076         6,426          74,374            -          (103,987)          (23,187)

Net loss for the year ended
   December 31, 2004                          -             -               -            -           (30,501)          (30,501)
                                  -------------- -------------- ----------------- ------------- ----------------- ---------------

Balance as at December 31, 2004       6,426,076         6,426          74,374            -          (134,488)          (53,688)

Capital stock issued for settlement of
     debts         - at $0.0016      32,930,113        32,930          21,688            -                 -            54,618

Capital contribution                          -             -           9,000            -                 -             9,000

Net loss for the nine-months ended
 September 30, 2005                           -             -               -            -           (28,201)          (28,201)
                                  -------------- -------------- ----------------- ------------- ------------------ ---------------

Balance as at September 30, 2005     39,356,189 $      39,356    $    105,062 $          -  $       (162,689)  $       (18,271)
                                  ============== ============== ================= ============= ================== ===============


By a director's resolution dated April 20, 2005 and effective on that date, the Company declared a forward stock split and increased its authorized and issued common shares on a 4.704301 for 1 basis. The number of shares and allocation between par value and additional paid-in capital has been restated to give retroactive effect to the forward stock split.

                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations
              -------------------------
              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has a working capital deficiency of $18,271, has yet to achieve profitable operations and has accumulated losses of $162,689 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        Related Party Transactions - Note 4
              --------------------------

              The Company was charged the following by an entity controlled by a director of the Company:

                                                                                                   November 17,
                                                                                                       2000
                                                                                                     (Date of
                                              Three months ended         Nine months ended        Incorporation)
                                                 September 30,             September 30,         to September 30,
                                               2005        2004          2005          2004            2005
                                               ----        ----          ----          ----            ----
            Management fees                 $   3,000   $        -   $     9,000    $        -   $         15,000
            Office and
            miscellaneous                       1,500            -         4,500             -              7,500
                                            ---------   ----------   -----------    ----------   ----------------

                                            $   4,500   $        -    $    13,500    $       -    $         22,500
                                            =========    =========    ===========    =========    ================

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              Included in accounts payable at September 30, 2005 is $Nil (December 31, 2004: $9,000) consisting of unpaid management fees and rent due to a company with a common director.

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

              During the nine months ended September 30, 2005
              -----------------------------------------------
              The Company issued 32,930,113 common shares at $0.0016 per share as consideration for settlement of $13,500 in accounts payable and $41,118 in amounts due to a related party. These amounts were due to a company controlled by the President of the Company.

              The president of the Company has provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as additional paid-in capital as follows:

Note 4        Non-cash Transactions - (cont'd)
              ---------------------

                                                                                                        November 17,
                                                                                                       2000 (Date of
                                                 Three months ended           Nine months ended        Incorporation)
                                                   September 30,                September 30,         to September 30,
                                                 2005          2004          2005           2004            2005
                                                 ----          ----          ----           ----            ----
            Management fees                  $     3,000   $         -   $      6,000   $          -  $         6,000
            Office and miscellaneous               1,500             -          3,000              -            3,000
                                             -----------   -----------   ------------   ------------  ---------------

                                             $     4,500   $         -   $     9,000    $          -  $         9,000
                                             ============  ===========   ===========    ============  ===============

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

              The Company was to pay a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company was required to pay minimum advance royalty payments. As at December 31, 2004, the Company had paid $19,000 in advance royalty payments and was required to pay $10,000, which was due January 1, 2005. This payment was not made and consequently during the period ended September 30, 2005, management of the Company decided to abandon the lease.

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

We anticipate incurring $10,000 in business investigation costs and $21,000 in administrative expenses over the next 12 months. Our cash on hand at September 30, 2005 was $68. Accordingly, we will need to raise additional funds in order to cover our expected expenses.

Results of Operations for the third quarter ended September 30, 2005
--------------------------------------------------------------------

We incurred a net loss of $28,201 for the nine month period ended September 30, 2005, as compared to a loss of $18,202 in the same period in 2004. The increase in the net loss was primarily due to an increase in accounting, audit and legal fees (from $3,311 in 2004 to $12,427 in 2005) and management fees (from $3,000 in 2004 to $9,000 in 2005). During the nine month period ended September 30, 2005, we incurred accounting, audit and legal fees of $12,427, management fees of $9,000, office and miscellaneous costs of $4,500, transfer agent fees of $2,123 and bank charges of $151. Effective April 1, 2005, the president is providing certain administrative services at no charge to the Company. Accordingly, the fair value for these services has been recorded as contributed surplus.

At September 30, 2005, we had cash on hand of $68. Our liabilities at the same date totalled $18,339 and consisted entirely of accounts payable and accrued liabilities.

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


Item 6.           Exhibits

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

Dated:  October 31, 2005                   FOOTHILLS RESOURCES, INC.

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