Form 10KSB
period 2005-12-31
FOOTHILLS RESOURCES INC
filed 2006-03-15
CIK 1133494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                -----------------

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                     Yes      X                        No
                         ------------                     -------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                      Yes      X                               No
                         ------------                     -------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes  [ X ]                     No  [   ]


State issuer's revenues for its most recent fiscal year:           Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $55,800 as at March 15, 2006
                          -----------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          39,356,189 on March 15, 2006
                          ----------------------------

TABLE OF CONTENTS

                                                                          Page
PART I

ITEM 1:  DESCRIPTION OF BUSINESS............................................4
ITEM 2:  DESCRIPTION OF PROPERTY............................................6
ITEM 3:  LEGAL PROCEEDINGS..................................................6
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6
PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........7
ITEM 7:  FINANCIAL STATEMENTS...............................................7
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURES..................................21
PART III
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......22
ITEM 10:  EXECUTIVE COMPENSATION...........................................22
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...23
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................23
PART IV
ITEM 13:  EXHIBITS AND REPORTS.............................................24
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ......................... 24

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are a pre-exploration stage company. In 2001, we acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. During the year, the owners of these claims terminated the lease agreement due to our failure to make a required lease payment. Management continues to review other potential resource and non-resource assets for acquisition.

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

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary in order for us to identify and acquire another asset and to complete any subsequent business plan. As of December 31, 2005, we had cash in the amount of $3,188. We currently do not have any operations and we have no income.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the fiscal year ended December 31, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at Canadiana Lodge, Wellfield Close, Coad's Green Launceston, Cornwall, England. Our president, J. Earl Terris provided principal executive office space and telephone service free of charge until June 10, 2004. Effective July 1, 2004, the Company was charged $500 per month. The costs associated with the use of the telephone and mailing address were deemed by management to be reasonable. Effective April 1, 2005, the president provided certain administrative services at no charge to the Company. Accordingly, the fair value for these services has been recorded as contributed surplus. Effective August 1, 2005, the president started to charge $2,500 per month for his administrative services.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our 2005 fiscal year, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock have been quoted for trading on the OTC Bulletin Board since December 23, 2004, there have not been any trades of our stock through its facilities since that date.

We have 13 shareholders of record as at the date of this annual report.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to review other potential resource and non-resource assets for acquisition. We anticipate spending the following over the next 12 months on administrative fees:

   *         $20,000 on legal fees
   *         $18,000 on accounting and audit fees
   *         $2,000 on EDGAR filing fees
   *         $1,000 on transfer agent fees
   *         $42,000 on general administration costs

Total expenditures over the next 12 months, therefore, are expected to be approximately $83,000.

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

Results of Operations For the Year Ended December 31, 2005

We incurred a net loss of $331,841 for the year-ended December 31, 2005, as compared to a loss of $30,501 in the same period in 2004. The increase in net loss was primarily due to an increase in legal fees in the amount of $280,100 primarily related to an acquisition that did not materialize. In addition, management fees to a private company owned by Mr. J. Earl Terris, our sole officer and director, increased by $13,500.

During fiscal year 2005, we incurred accounting fees of $18,346 (2004: $6,886), management fees of $19,500 (2004: $6,000), resource property costs of $Nil (2004: $7,671), and transfer agent fees of $4,042 (2004: $3,577). At year-end, we had cash on hand of $3,188. Our liabilities at the same date was $325,599, which consisted of accounts payable of $10,048, due to related party of $2,500 and loans and accrued interest of $313,051.


ITEM 7:  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Foothills Resources, Inc.

We have audited the accompanying balance sheets of Foothills Resources, Inc. (A Pre-exploration Stage Company) as of December 31, 2005 and 2004 and the statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended December 31, 2005 and 2004 and the period November 17, 2000 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Foothills Resources, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004 and the period from November 17, 2000 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                              "AMISANO HANSON"
January 31,  2006,  except as to Note 11,  which is       Chartered Accountants
as of February 15, 2006

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)


                                                     ASSETS                        2005               2004
                                                     ------                        ----               ----
Current
    Cash                                                                    $           3,188   $           3,472
                                                                            =================   =================

LIABILITIES

Current
    Accounts payable and accrued liabilities - Notes 3, 4 and 7             $          10,048   $          18,197
    Due to related party - Notes 3 and 7                                                2,500              38,963
    Loans payable - Note 4                                                            313,051                   -
                                                                            -----------------   -----------------

                                                                                      325,599              57,160
                                                                            -----------------   -----------------

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value
    1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
         39,356,189 (2004: 6,426,077) shares outstanding - Note 3                      39,356              6,426
Additional paid-in capital - Note 7                                                   104,562             74,374
Deficit accumulated during the pre-exploration stage                                 (466,329)          (134,488)
                                                                            -----------------   ----------------

                                                                                     (322,411)           (53,688)
                                                                            -----------------   ----------------

                                                                            $           3,188   $          3,472
                                                                            =================   ================

Nature and Continuance of Operations - Note 1
Commitments - Note 5
Subsequent Event - Note 11



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
           and for the period November 17, 2000 (Date of Inception) to
                                December 31, 2005
                             (Stated in US Dollars)


                                                                                                   November 17, 2000
                                                                        Years ended               (Date of Inception)
                                                                       December 31,                 to December 31,
                                                                  2005              2004                 2005
                                                                  ----              ----                 ----
Expenses
    Accounting and audit fees                               $        18,346   $         6,886   $           46,717
    Bank charges                                                        195               367                1,485
    Consulting fees                                                       -                 -                5,000
    Deferred acquisition costs written off - Note 6                 280,100                 -              280,100
    Interest - Note 4                                                 6,658                 -                6,504
    Legal (recovery)                                                 (3,000)            3,000               38,227
    Management fees - Notes 3 and 7                                  19,500             6,000               43,000
    Office and miscellaneous - Notes 3 and 7                          6,000             3,000                9,893
    Mineral property costs                                                -             7,671               21,725
    Transfer agent and filing fees                                    4,042             3,577               12,966
    Travel                                                                -                 -                  712
                                                            ---------------   ---------------   ------------------

Net loss for the period                                     $      (331,841)  $       (30,501)  $         (466,329)
                                                            ===============   ===============   ==================

Basic loss per share                                        $        (0.01)   $         (0.00)
                                                            ==============    ===============

Weighted Average Number of Shares Outstanding                    35,566,972         6,426,077
                                                            ===============   ===============



                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2005 and 2004
           and for the period November 17, 2000 (Date of Inception) to
                                December 31, 2005
                             (Stated in US Dollars)


                                                                                              November 17, 2000
                                                                   Years ended               (Date of Inception)
                                                                  December 31,                 to December 31,
                                                             2005              2004                  2005
                                                             ----              ----                  ----
Cash Flows used in Operating Activities
    Net loss for the period                            $      (331,841)  $       (30,501)  $         (466,329)
    Add item not affecting cash
      Non-cash administrative expenses                           8,500                 -                8,500
      Deferred acquisition costs written off                   280,100                 -              280,100
    Changes in non-cash working capital items
    related to operations:
      Prepaid expenses                                               -               200                    -
      Accounts payable and accrued liabilities                   5,351            10,820               23,548
                                                       ---------------   ---------------   ------------------

                                                               (37,890)          (19,481)            (154,181)
                                                       ---------------   ---------------   ------------------

Cash Flows used in Investing Activity
    Deferred acquisition costs                                (280,100)                -             (280,100)
                                                       ---------------   ---------------   ------------------

Cash Flows from Financing Activities
    Capital stock issued                                             -                 -               80,800
    Increase (decrease) in due to related party                  4,655            22,272               43,618
    Increase in loans payable                                  313,051                 -              313,051
                                                       ---------------   ---------------   ------------------

                                                               317,706            22,272              437,469
                                                       ---------------   ---------------   ------------------

Increase (decrease) in cash during the period                     (284)            2,791                3,188

Cash, beginning of the period                                    3,472               681                    -
                                                       ---------------   ---------------   ------------------

Cash, end of the period                                $         3,188   $         3,472   $            3,188
                                                       ===============   ===============   ==================

Non-Cash Transactions - Note 7


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period November 17, 2000 (Date of Incorporation) to
                                December 31, 2005
                             (Stated in US Dollars)


                                                                                                          Deficit
                                                                                                         Accumulated
                                                     Common Shares       Additional                      During the
                                              ------------------------   Paid-in     Subscriptions    Pre-Exploration
                                               Number      Par Value     Capital       Received            Stage         Total
                                               ------      ---------      -------      --------            -----         -----
Capital stock issued for cash  - at $0.021       672,715     $     673   $   13,627   $      -         $       -     $    14,300

Net loss for the period                                -             -            -          -            (4,927)         (4,927)
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2000                  672,715           673       13,627          -            (4,927)          9,373
Capital stock issued for cash  - at $0.021       503,360           503       10,197          -                 -          10,700

Net loss for the year ended December 31, 2001          -             -            -          -           (44,243)        (44,243)

Subscriptions received                                 -             -            -      5,000                 -           5,000
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2001                1,176,075         1,176       23,824      5,000           (49,170)        (19,170)

Subscriptions converted                                -             -            -     (5,000)                -          (5,000)

Capital stock issued for cash  - at $0.011     5,250,001         5,250       50,550          -                 -          55,800

Net loss for the year ended December 31, 2002          -             -            -          -           (41,883)        (41,883)
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2002                6,426,076         6,426       74,374          -           (91,053)        (10,253)


                                    Continued

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period November 17, 2000 (Date of Incorporation) to
                                December 31, 2005
                             (Stated in US Dollars)


                                                                                                          Deficit
                                                                                                         Accumulated
                                                     Common Shares       Additional                      During the
                                              ------------------------   Paid-in     Subscriptions    Pre-Exploration
                                               Number      Par Value     Capital       Received            Stage         Total
                                               ------      ---------      -------      --------            -----         -----
Net loss for the year ended December 31, 2003       -              -              -         -           (12,934)        (12,934)
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2003               6,426,076        6,426         74,374         -          (103,987)        (23,187)

Net loss for the year ended December 31, 2004         -            -              -         -           (30,501)        (30,501)
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2004               6,426,076        6,426         74,374         -          (134,488)        (53,688)

Capital stock issued for settlement
of debts   - at $0.0016                      32,930,113       32,930         21,688         -                 -          54,618

Capital contribution - Note 3                         -            -          8,500         -                 -           8,500

Net loss for the year ended December 31, 2005         -            -              -         -          (331,841)       (331,841)
                                              ----------   -----------   ----------   --------         ---------     -----------

Balance as at December 31, 2005               39,356,189   $  39,356     $  104,562   $     -        $ (466,329)   $   (322,411)
                                              ==========   ===========   ==========   ========       ===========   =============


By a director's resolution dated April 20, 2005 and effective on that date, the Company declared a forward stock split and increased its authorized and issued common shares on a 4.704301 for 1 basis. The number of shares and allocation between par value and additional paid-in capital has been restated to give retroactive effect to the forward stock split.


                             SEE ACCOMPANYING NOTES

                            FOOTHILLS RESOURCES, INC.
                        (A Pre-exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations - Notes 6 and 11
              ------------------------------------

              The Company is in the pre-exploration stage. During the year ended December 31, 2001, the Company acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. During the year ended December 31, 2005, the Company decided to abandon the property and terminate the claims. The Company continues to review other potential resource and non-resource assets for acquisition.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $466,329 since its inception, has a working capital deficiency of $322,411 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada, United States of America on November 17, 2000.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

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

              Income Taxes
              ------------
              The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("FAS") No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Financial Instruments
              ---------------------
              The carrying value of cash, accounts payable and accrued liabilities, due to related party and loans payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.


              New Accounting Standards
              ------------------------
              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        Related Party Transactions - Note 6
              --------------------------

              The  Company  was  charged  the  following  by a  director  of the
              Company:


                                                                                            November 17, 2000
                                                                                         (Date of Inception) to
                                                                December 31,                  December 31,
                                                            2005             2004                 2005
                                                            ----             ----                 ----
              Management fees                          $       19,500   $     6,000          $        25,500
              Office and miscellaneous                          6,000         3,000                    9,000
                                                       --------------   -----------          ---------------

                                                       $       25,500   $     9,000          $        34,500
                                                       ==============   ===========          ===============

              These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

              During the year ended December 31, 2005, the Company incurred management costs and office and miscellaneous totalling $25,500 with respect to services provided by the President of the Company. Of these services, $8,500 was contributed by the President of the Company.

              Included in accounts  payable at December  31, 2005 is $Nil (2004:
              $9,000) consisting of unpaid management fees and rent due to a company with a common director.

Note 3        Related Party Transactions - Note 6 - (cont'd)
              --------------------------

              The amount due to related party, a company with a common director,
              consists  of  unpaid  advances.   The  amount  due  is  unsecured,
              non-interest bearing and has no specific terms for repayment.

              During the year ended December 31, 2005, the Company issued 32,930,113 common shares to settle $54,618 in accounts payable and amounts due to a related party. These amounts were due to a company with a common director.

Note 4        Loans Payable
              -------------

                                                                                     2005               2004
                                                                                     ----               ----
            Unsecured,  non-interest  bearing and having no specific
            terms for repayment                                               $         6,393     $             -
                                                                              ---------------     ---------------

            Promissory  note,  unsecured,  bears interest at 10% per
            annum and is due October 11, 2006                                         300,000                   -
            Accrued interest                                                            6,658                   -
                                                                              ---------------     ---------------

                                                                                      306,658                   -
                                                                              ---------------     ---------------

                                                                              $       313,051     $             -
                                                                              ===============     ===============

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

              The Company was to pay a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company was required to pay minimum advance royalty payments. As at December 31, 2004, the Company had paid $17,500 in advance royalty payments and was required to pay $10,000, which was due January 1, 2005. This payment was not made and consequently during the year ended December 31, 2005, management of the Company decided to abandon the property and terminate the claims.

Note 6        Deferred Acquisition Costs
              --------------------------
              During the year ended December 31, 2005, the Company incurred legal fees of $280,025 in connection with the due diligence of a business opportunity. Management of the Company decided not to pursue this opportunity and has written-off the deferred costs totalling $280,025.

Note 7        Non-cash Transactions
              ---------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements.

              During the year ended December 31, 2005, the Company issued 32,930,113 common shares at $0.0016 per share as consideration for settlement of $13,500 in accounts payable and $41,118 in amounts due to a related party. These amounts were due to a company controlled by the President of the Company.

              The president of the Company has provided certain administrative services at no charge to the Company. The fair value for these services has been recorded as additional paid-in capital as follows:

                                                                                            November 17, 2000
                                                                Year ended               (Date of Inception) to
                                                               December 31,                   December 31,
                                                           2005             2004                  2005
                                                           ----             ----                  ----
            Management fees                          $        4,000    $           -    $               4,000
            Office and miscellaneous                          4,500                -                    4,500
                                                     --------------    -------------    ---------------------

                                                     $        8,500    $           -    $               8,500
                                                     ==============    =============    =====================

              These transactions were excluded from the statements of cash flow.


Note 8        Deferred Tax Assets
              -------------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                    Total             Total
                                                                                     2005             2004
                                                                                     ----             ----
             Deferred Tax Assets
                 Non-capital loss carryforward                                 $      159,094    $       35,700
             Less valuation allowance                                                (159,094)          (35,700)
                                                                               --------------    --------------

                                                                               $            -    $            -
                                                                               ==============    ==============

Note 8        Deferred Tax Assets - (cont'd)
              -------------------

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 9        Income Taxes
              ------------
              No provision for income taxes has been provided for in these financial statements due to the net loss. At December 31, 2005 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $466,239, the benefit of which has not been recorded in the financial statements.

Note 10       Interest Risk
              -------------
              Loans payable bear fixed interest rates for $300,000 of the $313,051 loans payable, which matures in the year ended December 31, 2006.

Note 11       Subsequent Event
              ----------------
              By a Term Sheet dated February 15, 2006, the Company has proposed the following transactions that it intends to undertake and complete as follows:

                  The Company will incorporate a wholly-owned subsidiary on or before May 31, 2006 to merge with Brasada Resources, LLC, ("Brasada") a company engaged in oil and gas exploration and development. As a result, the Company will acquire all the issued and outstanding shares of Brasada and Brasada will become a wholly-owned subsidiary of the Company. The consideration for the acquisition will be 18,000,000 post-forward split common shares of the Company.

                  Concurrent with the closing of the merger, the Company will cancel 34,106,183 commons shares previously issued and forward split its common shares on a 2.5238066 for one basis.

                  As a condition of closing of the merger, the Company will close a private placement ("PP") of up to 8,750,000 units ("Units") at $0.80 per unit. Each Unit will consist of one post-forward split common share of the Company and one share purchase warrant. Four warrants will entitle the holder to purchase one post-forward split common share at $1.25 per share for a period of five years.

                  As a further condition of closing, the Company will sell up to $2,500,000 of convertible debentures. The debentures will be unsecured, bear interest at 9% per annum (commencing 120 days from issuance) and will be for a term of three years. The debentures will convert into units at $0.80 per unit, equal to the unit price in the PP. The debentures will be payable in consecutive monthly instalments of principal and interest commencing 120 days from issuance.

              ----------------

                  The debentures will be converted as to the principal amount into Units upon closing of the merger and the PP. The Units will form a portion of the PP. In addition, the debentures will become convertible, at the option of the holder, 70 days after the earlier of i) termination of the exclusivity period provided for in the term sheet, if the merger has not closed by such date, or ii) the date of termination or abandonment of the merger prior to the end of the exclusivity period.

                  Pending closing of the merger, the Company will use the debenture proceeds to provide bridge financing to Brasada. The bridge financing will be for a term of 120 days from closing of the bridge financing and will be secured by a perfected security interest and first lien on all the assets of Brasada and the entire equity interest in Brasada's subsidiaries and 51% of the issued shares of Brasada. Closing of the merger will constitute repayment in full. The loan will bear interest at 9% per annum with interest only payable monthly. Upon the occurrence of an event of default under the bridge financing, or failure to consummate the merger, the interest rate shall increase to 15%.

                  The Company agrees to pay a cash fee of up to 5% of the gross proceeds received from the PP. to persons who make introductions to offerees to the PP. The Company shall pay a finder's fee of 500,000 post-forward split common shares. The Company shall also adopt a 2,000,000 post-forward split common share employee stock option plan.

              This term sheet is subject to the execution of a definitive merger agreement.

Note 12       Comparative Figures
              -------------------
              The comparative figures have been reclassified to be consistent with the current year's presentation.



ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted by our chief executive officer and our principal accounting officer, Mr. J. Earl Terris.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Name           Age  Position with Registrant             Served  as a  Director
                                                         or Officer since
J. Earl Terris  60  President,  Secretary,  Treasurer,   November 17, 2000
                    Chief  Executive  Officer,
                    and Director (Principal Executive
                    Officer, Principal Financial Officer,
                    and Principal Accounting Officer)

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

Code of Ethics

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would

Audit Committee

Since we have only one director, we have neither an audit committee of the Board of Directors nor an "audit committee financial expert," as such term is defined under the Securities Exchange Act.

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005.

                                            Annual Compensation                Long Term Compensation
                                                                                                          LTIP
                                                                 Other Annual  Restricted      Options/   payouts    All Other
Name (1)      Title                         Year  Salary Bonus   Compensation  Stock Awarded   SARs (#)   ($)        Compensation
--------      -----                         ----  ------ -----   ------------  -------------   --------   ---        ------------
J. Earl       President/Secretary/Treasurer 2005  $0     $0      $15,500       $0              $0         $0           0
Terris
J. Earl       President/Secretary/Treasurer 2004  $0     0       $ 6,000        0               0          0           0
Terris
J. Earl       President/Secretary/Treasurer 2003  $0     0       $     0        0               0          0           0
Terris


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons: J. Earl Terris filed a late Form 3 on June 29, 2005.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 15, 2006, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

------------------------- -------------------------------- ---------------------------- ---------------------------
TITLE OF CLASS            NAME OF BENEFICIAL OWNER         SHARES OF COMMON STOCK       PERCENT OF CLASS
------------------------- -------------------------------- ---------------------------- ---------------------------
Common                    J. Earl Terris                           34,106,183                     86.7%
------------------------- -------------------------------- ---------------------------- ---------------------------
Directors and Officers                                                                            86.7%
as a Group consisting
of one person
------------------------- -------------------------------- ---------------------------- ---------------------------

The percent of class is based on 39,356,189 shares of common stock issued and outstanding as of the date of this annual report.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2005, we paid $13,000 and accrued $2,500 as management fees to our president, J. Earl Terris for management services and $1,500 for office services that he has provided to us.

During the fiscal year ended December 31, 2005, we issued 32,930,113 common shares at $0.0016 per share as consideration for settlement of $13,500 in accounts payable and $41,118 in amounts due to a company controlled by J. Earl Terris

Otherwise, neither our sole director or officer, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13:  EXHIBITS AND REPORTS

  3.1          Articles of Incorporation*
  3.2          By-Laws*
  10.1 Term Sheet, dated as of February 15, 2006, between the Company and Brasada Resources LLC.
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2         Certification   pursuant to 18 U.S.C. Section 1350, as adopted
               pursuant  to  Section  906  of  the Sarbanes-Oxley Act of 2002

* previously filed as an exhibit to our registration statement on Form SB-2, as amended.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Amisano Hanson, Chartered Accountants, billed the following fees for the services indicated:

                                      Fiscal year-ended
                               December 31, 2005              December 31, 2004

Audit fees                         $ 6,715                         $ 1,607
Audit-related fees                       -                               -
Tax fees                               562                               -
All other fees                     $ 7,448                         $ 3,658

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our Board's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Board's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board may also pre-approve particular services on a case-by-case basis. Our Board approved all services that our independent accountants provided to us in the past two fiscal years.



                                   SIGNATURES

            In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Foothills Resources, Inc.

                                           /s/ J. Earl Terris
                                          ---------------------------
                                           J. Earl Terris
                                           President, Secretary, Treasurer
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)
                                           Dated: March 15, 2006