Form 10QSB
period 2006-03-31
FOOTHILLS RESOURCES INC
filed 2006-05-15
CIK 1133494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________.

Commission File Number: 001-31546

FOOTHILLS RESOURCES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0339560
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4540 California Avenue, Suite 550 Bakersfield, California 93309
(Address of principal executive offices)

(832) 567-0766
Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒    No     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐   No     ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,766,071 shares of $0.001 par value common stock outstanding as of April 30, 2006.

Transitional Small Business Issuer Format (check one):

Yes     ☐   No     ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$3,185	$3,188
Interest receivable - Note 4	10,346	–
Loans receivable - Note 4	3,987,500	–
	4,001,031	3,188
Deferred stock issue costs - Note 8	154,605	–
	$4,155,636	$3,188
Total Assets
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities - Notes 3 and 7	$179,560	$10,048
Due to related party - Notes 3 and 7	10,043	2,500
Loans payable - Note 5	320,551	313,051
Current portion of long-term debt - Note 6	1,121,484	–
	1,631,637	325,599

Long-term debt, net of current portion - Note 6	2,866,016	–
Stockholders’ deficit:
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value - Note 7 100,000,000 shares authorized 58,570,770 (2005: 94,642,158) shares outstanding	58,571	94,642
Additional paid-in capital - Note 7	85,347	49,276
Deficit accumulated during the pre-exploration stage	(485,936)	(466,329)
Total Stockholder's Deficit	(342,018)	(322,411)
Total Liabilities and Stockholders' Deficit	$4,155,636	$3,188

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended
March 31, 2006 and 2005 and for the period
November 17, 2000 (Date of Incorporation) to March 31, 2006
(Unaudited)

			November 17,
			2000 (Date of
	Three months ended		Incorporation)
	March 31,		to March 31,
	2006	2005	2006
Expenses:
Accounting, audit and legal	$10,689	$3,390	$57,406
Bank charges	46	63	1,531
Consulting fees	–	–	5,000
Deferred acquisition costs written off	–	–	280,100
Interest	7,500	–	14,004
Legal	–	–	38,227
Management fees - Notes 3 and 7	6,000	3,000	49,000
Office and miscellaneous - Notes 3 and 7	1,500	1,500	11,393
Mineral property costs	–	–	21,725
Transfer agent and filing fees	4,218	1,470	17,184
Travel	–	–	712
Loss before other item:	(29,953)	(9,423)	(496,282)
Interest income	10,346	–	10,346
Net loss for the period	$(19,607)	$(9,423)	$(485,936)
Basic loss per share	$(0.00)	$(0.00)	–
Weighted average number of shares outstanding	90,634,226	40,089,741	–

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2006 and 2005 and
for the period November 17, 2000 (Date of Incorporation) to March 31, 2006
(Unaudited)

	Three months ended March 31,		November 17, 2000 (Date of Incorporation) to March 31,
	2006	2005	2006
Cash Flows used in Operating Activities:
Net loss for the period	$(19,607)	$(9,423)	$(485,936)
Add item not affecting cash:
Non-cash administrative expenses	–	–	8,500
Deferred acquisition costs written off	–	–	280,100
Changes in non-cash working capital balances related to operations:
Interest receivable	(10,346)	–	(10,346)
Accounts payable and accrued liabilities	14,907	8,066	38,455
	(15,046)	(1,357)	(169,227)
Cash Flows used in Investing Activities:
Deferred acquisition costs	–	–	(280,100)
	–	–	(280,100)

Cash Flows from Financing Activities:
Increase in loans receivable	(3,987,500)	–	(3,987,500)
Capital stock issued	–	–	80,800
Due to related party	7,543	–	51,161
Increase in loans payable	7,500	–	320,551
Increase in long-term debt	3,987,500	–	3,987,500
	15,043	–	452,512

Increase (decrease) in cash during the period	(3)	(1,357)	3,185
Cash, beginning of the period	3,188	3,472	–

Cash, end of the period	$3,185	$2,115	$3,185
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$–	$–	–
Income taxes	$–	$–	–

Non-cash Transactions - Note 7

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
for the period November 17, 2000 (Date of
Incorporation) to March 31, 2006
(Unaudited)

	Common Shares		Additional		Deficit Accumulated During the Pre-
	Number	Par Value	Paid-in Capital	Subscriptions Received	Exploration Stage	Total
Capital stock issued for cash - at $0.0088	1,671,718	$1,618	$12,682	$—	$—	$14,300
Net loss for the period	—	—	—	—	(4,927)	(4,927)
Balance as at December 31, 2000	1,671,718	1,618	12,682	—	(4,927)	9,373
Capital stock issued for cash - at $0.0088	1,210,460	1,210	9,490	—	—	10,700
Net loss for the year ended December 31, 2001	—	—	—	—	(44,243)	(44,243)
Subscriptions received	—	—	—	5,000	—	5,000
Balance as at December 31, 2001	2,828,178	2,828	22,172	5,000	(49,170)	(19,170)
Subscriptions converted	—	—	—	(5,000)	—	(5,000)
Capital stock issued for cash - at $0.0044	12,624,988	12,625	43,175	—	—	55,800
Net loss for the year ended December 31, 2002	—	—	—	—	(41,883)	(41,883)
Balance as at December 31, 2002	15,453,166	15,453	65,347	—	(91,053)	(10,253)

 Continued…
The accompanying notes are an integral part of these consolidated financial statements.

Continued

FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
for the period November 17, 2000
(Date of Incorporation) to March 31, 2006 (Continued)
(Unaudited)

	Common Shares		Additional		Deficit Accumulated During the Pre-
	Number (1)	Par Value (1)	Paid-in Capital(1)	Subscriptions Received	Exploration Stage	Total
Net loss for the year ended December 31, 2003	—	—	—	—	(12,934)	(12,934)
Balance as at December 31, 2003	15,453,166	15,453	65,347	—	(103,987)	(23,187)
Net loss for the year ended December 31, 2004	—	—	—	—	(30,501)	(30,501)
Balance as at December 31, 2004	15,453,166	15,453	65,347	—	(134,488)	(53,688)
Capital stock issued for settle-ment of debts - at $0.0007	79,188,992	79,189	(24,571)	—	—	54,618
Capital contribution - Note 3	—	—	8,500	—	—	8,500
Net loss for the year ended December 31, 2005	—	—	—	—	(331,841)	(331,841)
Balance as at December 31, 2005	94,642,158	94,642	49,276	—	(466,329)	(322,411)
Cancellation of capital stock	(36,071,388)	(36,071)	36,071	—	—	—
Net loss for the three months ended March 31, 2006	—	—	—	—	(19,607)	(19,607)
Balance as at March 31, 2006	58,570,770	$58,571	$85,347	$—	$(485,936)	$(342,018)

(1) Effective as of March 22, 2006, the Company declared a 2.4047592 for 1 stock split in the form of a dividend payable on March 30, 2006. The number of shares and allocation between par value and additional paid-in capital has been restated to give retroactive effect to the forward stock split.

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

Note 1: Basis of Presentation

During the year ended December 31, 2001, Foothills Resources, Inc. (“Foothills”) acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. During the year ended December 31, 2005, Foothills decided to abandon the property and terminate the claims. Foothills continued to review other potential resource and non-resource assets for acquisition until early 2006, when it entered into a Term Sheet (the “Term Sheet”) with the predecessor of Brasada California, Inc. (“Brasada”). Brasada was engaged in oil and gas exploration and development. As contemplated by the Term Sheet, in April 2006 Foothills and Brasada consummated the Merger and the PPO described in Note 8.

The consolidated financial statements include the accounts of Foothills and its wholly owned subsidiaries (collectively referred to as the “Company”). These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2005.

Note 2: Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2006, the Company had working capital of $2,369,393 and long-term debt of $2,866,016, had yet to achieve profitable operations and had accumulated losses of $485,936 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Should the Company not be able to realize its assets and settle its liabilities in the normal course of operations, these financial statements would require adjustments to the amounts and classifications of assets and liabilities.

Note 3: Related Party Transactions

The Company was charged the following by an entity controlled by a former director of Foothills:

	Three months ended March 31,		November 17, 2000 (Date of Incorporation) To March 31,
	2006	2005	2006
Management Fees	$6,000	$3,000	$31,500
Office and miscellaneous	1,500	1,500	10,500
	$7,500	$4,500	$42,000

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties. Included in accounts payable at March 31, 2006 is $10,000 (December 31, 2005: $Nil) consisting of unpaid management fees and rent due to a company with a former common director. The amount due to a related party, a company with a former common director, consists of unpaid advances. The amount due is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4: Loans Receivable

To facilitate the completion of the Merger described in Note 8 and to enable Brasada to meet certain specific working capital requirements, Foothills agreed to provide bridge financing (the “Bridge Financing”) to Brasada. In March 2006, an aggregate of $3,987,500 in Bridge Financing was provided to Brasada from the proceeds of the sale of the Debentures described in Note 6.

The Bridge Financing was evidenced by a secured promissory note (the “Bridge Note”) which was to mature 120 days from the closing of the Bridge Financing and bore interest at the rate of 9% per annum. Brasada’s obligations related to the Bridge Financing were secured by a security interest in all of the assets of Brasada, evidenced by a Security Agreement entered into among Brasada and Foothills. To further secure Brasada’s obligations, the stockholders of Brasada pledged such number of shares of the common stock of Brasada as represented 51% of the total number of shares of common stock issued and outstanding at that time. The security interest and the pledged shares were released (and the Bridge Note forgiven) on April 6, 2006 upon the simultaneous closing of the Merger and the PPO as described in Note 8.

Note 5: Loans Payable

	March 31, 2006	December 31, 2005
Unsecured, non-interest bearing and having no specific terms for repayment	$6,393	$6,393
Promissory note, unsecured, bears interest at 10% per annum and is due October 11, 2006	300,000	300,000
Accrued interest	14,158	6,658
	314,158	306,658
	$320,551	$313,051

Note 6: Long-term Debt

In March 2006, Foothills closed on the offer and sale of an aggregate of $3,987,500 principal amount of its debentures (the “Debentures”) to a limited number of accredited investors. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest began to accrue commencing 120 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 120 days from the date of their issuance. The Debentures became convertible and automatically converted, as to their outstanding principal amount, into Units upon the simultaneous closing of the Merger and the PPO described in Note 8.

Note 7: Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements.

During the three months ended March 31, 2005, Foothills issued 79,188,992 common shares at $0.0007 per share as consideration for settlement of $13,500 in accounts payable and $41,118 in amounts due to a related party. These amounts were due to a company controlled by the former President of Foothills.

The former President of Foothills provided certain administrative services at no charge to the Company. The fair value for these services was recorded as additional paid-in capital as follows:

	Three months ended March 31,		November 17, 2000 (Date of Incorporation) To March 31,
	2006	2005	2006
Management Fees	$--	$--	$4,000
Office and miscellaneous	--	--	4,500
	$--	$--	$8,500

These transactions were excluded from the statements of cash flow.

Note 8: Subsequent Events

On April 6 , 2006 (the “Closing Date”), Foothills, Brasada Acquisition Corp. (“Acquisition Sub”), a wholly owned subsidiary of Foothills, and Brasada entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). On the Closing Date, Acquisition Sub merged with and into Brasada, with Brasada remaining as the surviving corporation and a wholly-owned subsidiary of Foothills (the “Merger”). On the Closing Date, the holders of Brasada’s issued and outstanding capital stock before the Merger (the “Brasada Stockholders”) surrendered all of their issued and outstanding capital stock of Brasada and received 17,375,000 shares of common stock of Foothills, par value $0.001 per share (“Common Stock”). The stockholders of Foothills before the Merger retained 12,625,000 shares of Common Stock.

On the Closing Date, the then-current officers and directors of Foothills resigned and new executive officers designated by the Brasada Stockholders were appointed. In addition, the sole member of Foothills’ board of directors (the “Board”) appointed one new member to the Board and resigned, effective 10 days after the Closing Date. Following the Merger, the Board consisted of two members and has since been increased to four members.

On the Closing Date and on April 20, 2006, Foothills closed a private offering of an aggregate of 17,142,857 units (“Units”) consisting of one share of Common Stock and a warrant to acquire three-quarters of a share of Common Stock for five years at a purchase price of $1.00 per whole share (the “Offering”), for total consideration of $12,000,000 (the “PPO Closing”). Some of the consideration for the Units was in the form of Foothills’ Debentures, which converted into Units on a dollar-for-dollar basis upon the PPO Closing and the closing of the Merger.

Contemporaneously with the closing of the Merger, Foothills split-off its wholly-owned subsidiary, Foothills Leaseco, Inc., a Nevada corporation (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco (the “Split-Off”). As a consequence of the Split-Off, the Company discontinued all of its business operations which it conducted prior to the Closing Date and had no material liabilities, contingent or otherwise, in any way related to its pre-Closing Date business operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Plan of Operation

On April 6 , 2006 (the “Closing Date”), Foothills Resources, Inc. (“Foothills”), Brasada Acquisition Corp. (“Acquisition Sub”), a wholly owned subsidiary of Foothills, and Brasada California, Inc. (“Brasada”) entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). On the Closing Date, Acquisition Sub merged with and into Brasada, with Brasada remaining as the surviving corporation and a wholly-owned subsidiary of Foothills (the “Merger”). On the Closing Date, the holders of Brasada’s issued and outstanding capital stock before the Merger (the “Brasada Stockholders”) surrendered all of their issued and outstanding capital stock of Brasada and received 17,375,000 shares of common stock of Foothills, par value $0.001 per share (“Common Stock”). The stockholders of Foothills before the Merger retained 12,625,000 shares of Common Stock.

On the Closing Date, the then-current officers and directors of Foothills resigned and new executive officers designated by the Brasada Stockholders were appointed. In addition, the sole member of Foothills’ board of directors (the “Board”) appointed one new member to the Board and resigned, effective 10 days after the Closing Date. Following the Merger, the Board consisted of two members and has since been increased to four members.

On the Closing Date and on April 20, 2006, Foothills closed a private offering of an aggregate of 17,142,857 units (“Units”) consisting of one share of Common Stock and a warrant to acquire three-quarters of a share of Common Stock for five years at a purchase price of $1.00 per whole share (the “Offering”), for total consideration of $12,000,000 (the “PPO Closing”). Some of the consideration for the Units was in the form of Foothills’ Debentures, which converted into Units on a dollar-for-dollar basis upon the PPO Closing and the closing of the Merger.

Contemporaneously with the closing of the Merger, Foothills split-off its wholly-owned subsidiary, Foothills Leaseco, Inc., a Nevada corporation (“Leaseco”), through the sale of all of the outstanding capital stock of Leaseco (the “Split-Off”). As a consequence of the Split-Off, the Company discontinued all of its business operations which it conducted prior to the Closing Date and has no material liabilities, contingent or otherwise, in any way related to its pre-Closing Date business operations.

A discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, as the result of the change in our business and operations from a pre-exploration stage company prior to the Merger and Split-Off to a company engaged in the acquisition, exploration and development of oil and natural gas properties following the Merger and the PPO Closing (referred to collectively herein as the “Transactions”).

The primary operations of the Company are now those of Brasada, the name of which was subsequently changed to Foothills California, Inc. (“Foothills California”). Our business strategy is to identify and exploit low risk resources in and adjacent to existing or indicated producing areas that can be quickly developed and put on production at low cost, including the acquisition of producing properties with exploitation and exploration potential. We will also take advantage of our expertise to develop exploratory projects in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art 3D seismic technology.

Our management will use its extensive domestic and international oil and gas experience to establish and grow the Company. Our initial focus is on oil and natural gas properties located in the Eel River Basin, California and the Anadarko Basin, Oklahoma. We expect to have access to additional opportunities on a worldwide scale through a contractual relationship with Moyes & Co., Inc. After giving effect to the Transactions, our cash balance was approximately $10.5 million, representing net proceeds received from the private placement of securities, less amounts expended to date and costs associated with the Transactions. This amount is expected to be sufficient to complete Phase I and a portion of Phase II under a Farmout and Participation Agreement (the “INNEX Agreement”) between Brasada Resources LLC (the predecessor of Foothills California) and INNEX California, Inc. (“INNEX”) to acquire, explore and develop oil and natural gas properties located in the Eel River Basin, and to conduct certain other activities during the next 12 months.

The following describes our current business plan, including a summary of planned acquisition, exploration and development opportunities, our ability to satisfy our cash requirements, and our need to raise additional funds over the next year.

•
In Phase I of the Eel River Project, we have an obligation to pay 100% of the costs of drilling two wells, acquiring additional leasehold acres, and certain other activities. We are completing drilling plans for the two Phase I wells, including location selection, well design, and services and equipment procurement. We expect to drill these wells during the second quarter of 2006. We have also initiated a leasing program to significantly expand the joint venture’s leasehold position in the basin. Following the drilling of the first two wells and the completion of Phase I, we will have the option, but not the obligation, to proceed into Phase II. If we elect to proceed into Phase II, we will have an obligation to pay 100% of the costs of drilling another well to be commenced by the end of 2006 and of conducting a 3D seismic survey covering not less than 15 square miles. Subject to the completion of permitting and regulatory requirements, we expect to conduct the 3D seismic survey in the fall of 2006 and to commence the drilling of the Phase II well in late 2006. Our existing financial resources are expected to be adequate to complete the Phase I activities and a portion of the Phase II activities.

•
On the Anadarko Project, we are completing preliminary geological and geophysical interpretations of the 3D seismic data, and plan to reprocess the 3D data, finalize the interpretations, and identify drillable prospects. We then plan to acquire oil and gas leases over those prospects, and to negotiate joint ventures with other companies, who will be able to earn interests in the leases by paying some or all of the costs of drilling one or more exploratory wells on the prospects. Our existing financial resources are expected to be adequate to conduct these activities during the remainder of 2006, although it is possible that we will elect to defer some of these activities in order to utilize the required funds for other planned activities or opportunities.

•
We have identified strategic opportunities to acquire existing producing fields in the United States, including in the Eel River Basin. If consummated, these acquisitions will provide immediate cash flow from existing production, as well as access to proved undeveloped and probable reserves and deeper exploration potential through new drilling. Because the acquisition targets have existing proved developed producing reserves and production, we would expect to fund some portion of the acquisition costs with reserve-based debt financing. Assuming that mutually satisfactory agreements can be reached with the existing owners of the fields, our existing financial resources are expected to be adequate to conduct the evaluation of these opportunities, but not sufficient to complete the acquisitions.

•
We plan to continue to evaluate exploration and development opportunities and appropriate acquisitions. Successful completion of acquisitions will provide additional cash flow which will allow us to expand our activities and capabilities, and advance exploration and development opportunities.

•
We expect a gradual increase in general and administrative expenses to approximately $150,000 per month in the second half of 2006. We expect to expand our staff from three to seven employees with additions in the areas of land and legal, geoscience, accounting and administration.

•
It is likely that we will need to (i) raise additional equity and/or debt financing during the next 12 months in order to complete these planned activities or to access additional opportunities, or (ii) adjust the scope and extent of our plans to correspond with our available financial resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was conducted by the former sole director of Foothills, who also acted as Foothills’ President, Chief Executive Officer, and Chief Financial Officer, who concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Reference
2.1
Agreement and Plan of Merger and Reorganization, dated as of April 6, 2006, by and between Foothills Resources, Inc., a Nevada corporation, Brasada Acquisition Corp., a Delaware corporation and Brasada California, Inc., a Delaware corporation.
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

3.1	Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.3	Bylaws of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.1	Specimen Stock Certificate of Foothills Resources, Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the Investors in the Private Placement Offering.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the Investors in the Private Placement Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.4	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.5	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.6	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.7	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.8	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.9	Form of Notice and Acknowledgement of Increase of Private Placement Offering.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006	FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower
Dennis B. Tower Chief Executive Officer (Principal Executive Officer)

/s/ W. Kirk Bosché
W. Kirk Bosché Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)