Form 10QSB
period 2006-06-30
FOOTHILLS RESOURCES INC
filed 2006-08-17
CIK 1133494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to _______________________.

Commission File Number: 001-31546
______________________________________

FOOTHILLS RESOURCES, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0339560
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4540 California Avenue, Suite 550
Bakersfield, California 93309
(Address of principal executive offices)

(661) 716-1320
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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,582,104 shares of $0.001 par value common stock outstanding as of July 31, 2006.

Transitional Small Business Issuer Format (check one):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,286	$-
Prepaid expenses	227	-
	5,513	-

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting -
Unproved properties not being amortized	5,308	55
Other property and equipment	128	-
	5,436	55
Less accumulated depreciation, depletion and amortization	(5)	-
	5,431	55

Other assets	94	-

	$11,038	$55

LIABILITIES, MEMBERS’ CAPITAL AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$353	$5
	353	5

Members’ capital	-	50

Stockholders’ equity:
Preferred stock, $0.001 par value - 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized, 48,538,604 shares outstanding	49	-
Additional paid-in capital	12,211	-
Deficit accumulated during the development stage	(1,575)	-

	10,685	-

	$11,038	$55

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Inception (December 29, 2005) through June 30, 2006
Income:
Interest income	$78	$82	$82

Expenses:
General and administrative	1,524	1,652	1,652
Depreciation, depletion and amortization	5	5	5
	1,529	1,657	1,657

Net loss	$(1,451)	$(1,575)	$(1,575)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	46,209,649	31,871,979	32,063,968

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Six Months Ended June 30, 2006	Inception (December 29, 2005) through June 30, 2006
Cash flows from operating activities:
Net loss	$(1,575)	$(1,575)
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	114	114
Depreciation, depletion and amortization	5	5
Changes in assets and liabilities -
Prepaid expenses	(227)	(227)
Accounts payable and accrued liabilities	37	37

Net cash used for operating activities	(1,646)	(1,646)

Cash flows from investing activities:
Additions to oil and gas properties	(4,965)	(5,115)
Additions to other property and equipment	(128)	(128)
Increase in other assets	(92)	(92)

Net cash used for investing activities	(5,185)	(5,235)

Cash flows from financing activities:
Members’ capital contributions	50	100
Proceeds from issuance of common stock and warrants	12,766	12,766
Stock issuance costs	(699)	(699)

Net cash provided by financing activities	12,117	12,167

Net increase in cash and cash equivalents	5,286	5,286
Cash and cash equivalents at beginning of the period	-	-

Cash and cash equivalents at end of the period	$5,286	$5,286

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(dollars in thousands, except per share amounts)
	Common Shares		Additional Paid-in	Members’	Deficit Accumu-lated during the Development
	Number	Par Value	Capital	Capital	Stage	Total

Contributions	-	-	-	$50	-	$50

Balance, December 31, 2005	-	-	-	50	-	50

Contributions (unaudited)	-	-	-	50	-	50

Exchange of members’ capital for common shares and conversion from limited liability company to corporation (unaudited)	17,375,000	17	83	(100)	-	-

Issuance of common stock and warrants (unaudited)	30,413,604	31	11,265	-	-	11,296

Exercise of warrants (unaudited)	750,000	1	749	-	-	750

Stock-based compensation (unaudited)	-	-	114	-	-	114

Net loss (unaudited)	-	-	-	-	(1,575)	(1,575)

Balance, June 30, 2006 (unaudited)	48,538,604	$49	$12,211	$-	$(1,575)	$10,685

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

Note 1 - Summary of Operations and Going Concern

Foothills Resources, Inc. (“Foothills”), a Nevada corporation, and its subsidiaries are collectively referred to herein as the “Company.” The Company is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. The Company currently holds interests in properties in the Eel River Basin, in northern California, and the Anadarko Basin in southwest Oklahoma. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be a development stage company.

Foothills took its current form on April 6, 2006, when Brasada California, Inc. (“Brasada”) merged with and into an acquisition subsidiary of Foothills. Brasada was formed on December 29, 2005 as Brasada Resources LLC, a Delaware limited liability company, and converted to a Delaware corporation on February 28, 2006. Following the merger, Brasada changed its name to Foothills California, Inc. (“Foothills California”) and is now a wholly owned operating subsidiary of Foothills. The Company adopted the assets, management, business operations and business plan of Foothills California. The financial statements of the Company prior to the merger were eliminated at consolidation. This transaction was accounted for as a reverse takeover of the Company by Foothills California.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and gas interests and to generate profitable operations from its oil and gas interests in the future. To address these matters, management intends to raise additional capital through the sale and issuance of equity and/or the utilization of debt. The Company is currently conducting a private placement of common shares and warrants and is negotiating credit facilities in connection with a planned acquisition of oil and gas properties (see Note 4).

Should the going concern assumptions not be appropriate and the Company not be able to realize its assets and settle its liabilities in the normal course of operations, these financial statements would require adjustments to the amounts and classifications of assets and liabilities.

Note 2 - Significant Accounting Policies

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

Principles of consolidation

The consolidated financial statements include the accounts of Foothills and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in oil and gas joint ventures using the proportionate consolidation method, whereby the Company’s proportionate share of each entity’s assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from such estimates. Changes in such estimates may affect amounts reported in future periods.

Oil and gas properties

The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized in separate cost centers for each country in which the Company has operations. Such capitalized costs include leasehold acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, asset retirement costs, internal costs directly attributable to property acquisition, exploration and development, and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties.

The capitalized costs of oil and gas properties in each cost center are amortized using the unit-of-production method. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gains or losses are not recognized in income unless a significant portion of a cost center’s reserves is involved. Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Asset retirement obligations

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate can be made. The Company’s asset retirement obligations primarily relate to the abandonment of oil and gas wells and producing facilities.

Revenue recognition

Oil and gas revenues from producing wells are recognized when title and risk of loss is transferred to the purchaser of the oil or gas.

New accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets,” which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), replacing SFAS No. 123, “ Accounting for Stock-Based Compensation,”, and superceding Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees ” (“APB 25”). SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R was effective as of the first annual reporting period that began after June 15, 2005 and was adopted on January 1, 2006. See Note 3 for further details.

Note 3 - Stock-Based Compensation

Share-Based Employee Compensation Plans

Foothills’ 2006 Equity Incentive Plan (the “2006 Plan”) enables the Company to provide equity-based incentives through grants or awards of incentive awards to present and future employees, directors, consultants and other third party service providers.

Foothills’ Board of Directors reserved a total of 2,000,000 shares of Foothills’ common stock for issuance under the 2006 Plan. Shares issued under the 2006 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the 2006 Plan. In addition, the number of shares of common stock subject to the 2006 Plan, any number of shares subject to any numerical limit in the 2006 Plan, and the number of shares and terms of any incentive award will be adjusted in the event of any change in outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of the Board (or the Board in the absence of such a committee), administers the 2006 Plan. Subject to the terms of the 2006 Plan, the compensation committee has complete authority and discretion to determine the terms of awards under the 2006 Plan.

The 2006 Plan authorizes the grant, to participants, of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, and stock appreciation rights, as described below:

•
Options granted under the 2006 Plan entitle the grantee, upon exercise, to purchase a specified number of shares at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless the compensation committee agrees otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2006 Plan authorizes the granting of stock awards. The compensation committee establishes the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

The Board may suspend or terminate the 2006 Plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the 2006 Plan will terminate 10 years after it is adopted. The Board may also amend the 2006 Plan at any time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by Foothills’ stockholders.

Adoption of New Accounting Pronouncement

Stock-based compensation for the three and six months ended June 30, 2006 totaling $114,000 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

Effective January 1, 2006 the Company adopted SFAS 123R, which requires it to measure the cost of stock-based compensation granted, including stock options and restricted stock, based on the fair market value of the award as of the grant date, net of estimated forfeitures. SFAS 123R supersedes SFAS 123 and APB 25. The Company had no stock-based compensation grants prior to January 1, 2006.

The estimated fair value of the options granted during 2006 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

June 30, 2006
Risk free interest rate	4.83 - 4.98%
Weighted average volatility	79 - 138%
Dividend yield	0%
Expected years until exercise	.5 - 3

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the expected term of the option was based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Because Foothills’ common stock has limited trading history, expected volatility was based on the historical volatility of a representative stock with characteristics similar to the Company. The Company has no historical experience upon which to base estimates of employee option exercise timing (“expected term”) within the valuation model, and utilized estimates for the expected term based on criteria required by SFAS 123R.

As of June 30, 2006, $785,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 2.8 years.

Option activity under the 2006 Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	-	$-
Granted	1,250,000	1.44
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2006	1,250,000	$1.44	9.8	$2,274,000

Exercisable at June 30, 2006	350,000	$1.88	9.8	$511,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. No stock options were exercised during the six months ended June 30, 2006.

Note 4 - Commitment

On June 21, 2006, the Company entered into two definitive acquisition agreements (the “Purchase Agreements”) to acquire certain producing properties in Southeast Texas (the “TARH Acquisition”) from TARH E&P Holdings, L.P. (“TARH”). The aggregate consideration is $62 million, comprised of a cash payment of approximately $57.5 million and the issuance of a maximum of 1,730,769 shares of Foothills common stock to TARH with a deemed value of $4.5 million, based on a per-share average closing price of Foothills’ common stock as reported with on the NASD’s Over-the-Counter Bulletin Board for the twenty 20 trading days prior to the date of the public announcement of the TARH Acquisition.

Under the Purchase Agreements, the Company will acquire TARH’s interests in four fields: the Goose Creek Field and Goose Creek East Field, both in Harris County, Texas, the Cleveland Field, located in Liberty County, Texas, and the Saratoga Field located in Hardin County, Texas. These interests represent working interests ranging from 95% to 100% of the four fields, which contain more than 30 productive reservoirs between 800 feet and 4,500 feet, and approximately 4,000 gross acres of leasehold or fee interests. The TARH Acquisition will be funded primarily by debt financing as well as a portion of the proceeds from an equity placement currently in progress. The acquisitions are expected to close no later than August 31, 2006.

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

Plan of Operation

On April 6 , 2006 (the “Closing Date”), Foothills Resources, Inc. (“Foothills”), Brasada Acquisition Corp. (“Acquisition Sub”), a wholly owned subsidiary of Foothills, and Brasada California, Inc. (“Brasada”) entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”). On the Closing Date, Acquisition Sub merged with and into Brasada, with Brasada remaining as the surviving corporation and a wholly-owned subsidiary of Foothills (the “Merger”). On the Closing Date, the holders of Brasada’s issued and outstanding capital stock before the Merger (the “Brasada Stockholders”) surrendered all of their issued and outstanding capital stock of Brasada and received 17,375,000 shares of common stock of Foothills, par value $0.001 per share (“Common Stock”). The stockholders of Foothills before the Merger retained 12,625,006 shares of Common Stock.

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

On the Closing Date and on April 20, 2006, Foothills closed a private offering of an aggregate of 17,165,383 units (“Units”) consisting of one share of Common Stock and a warrant to acquire three-quarters of a share of Common Stock for five years at a purchase price of $1.00 per whole share, for total consideration of approximately $12,000,000 (the “PPO Closing”). Some of the consideration for the Units was in the form of Foothills’ Debentures, which converted into Units on a dollar-for-dollar basis upon the PPO Closing and the closing of the Merger.

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

A discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, as the result of the change in our business and operations from a pre-exploration stage company early in 2006 to a company engaged in the acquisition, exploration and development of oil and natural gas properties following the merger with Brasada and the expected TARH Acquisition.

The following describes our current business plan, including a summary of planned acquisition, exploration and development opportunities, our ability to satisfy our cash requirements, and our need to raise additional funds over the next year.

•
We expect to consummate the TARH Acquisition no later than August 31, 2006. The TARH Acquisition involves the acquisition of working interests ranging from 95% to 100% in four fields in Texas that contain more than 30 productive reservoirs between 800 feet and 4,500 feet, and approximately 4,000 gross acres of leasehold or fee interests. These properties will be operated by the Company following the consummation of the TARH Acquisition.

•
Immediately upon closing the TARH Acquisition, we expect to apply our technical expertise to development and exploration drilling, recompletions, workovers, water floods and other operations at the four fields. The Company has also begun planning and permitting for a 3D seismic survey at the Goose Creek and Goose Creek East oil fields, which is expected to provide a much more accurate mapping of the reservoirs and lead to the identification of undeveloped opportunities and deeper oil and gas prospects at the fields.

•
In Phase I of the Eel River Project, we have an obligation to pay 100% of the costs of drilling two wells, acquiring additional leasehold acres, and certain other activities. We have completed the drilling of the first well, and are currently drilling the second well, which is expected to be completed in August. We have also initiated a leasing program to significantly expand the joint venture’s leasehold position in the basin. Following the drilling of the first two wells and the completion of Phase I, we will have the option, but not the obligation, to proceed into Phase II. If we elect to proceed into Phase II, we will have an obligation to pay 100% of the costs of drilling another well to be commenced by the end of 2006 and of conducting a 3D seismic survey covering not less than 15 square miles. Subject to the completion of permitting and regulatory requirements, we expect to conduct the 3D seismic survey in the fall of 2006 and to commence the drilling of the Phase II well in late 2006. Our financial resources, after giving effect to the net proceeds of the Offering, the Senior Facility and the Junior Facility (as defined below, and collectively, the “Transactions”), are expected to be adequate to complete the Phase I and Phase II activities.

•
On the Anadarko Project, we currently are completing preliminary geological and geophysical interpretations of the 3D seismic data, and are reprocessing the 3D data. We then plan to finalize the interpretations, identify drillable prospects, acquire oil and gas leases over those prospects, and negotiate joint ventures with other companies, who will be able to earn interests in the leases by paying some or all of the costs of drilling one or more exploratory wells on the prospects. Our financial resources, after giving effect to the net proceeds of the Transactions, are expected to be adequate to conduct these activities.

•
We plan to continue to evaluate exploration and development opportunities and appropriate acquisitions. If we successfully complete acquisitions, such acquisitions may provide additional cash flow which may allow us to expand our activities and capabilities, and advance exploration and development opportunities.

•
We expect an increase in general and administrative expenses to approximately $225,000 per month in the second half of 2006. We expect to expand our staff from four to nine employees with additions in the areas of geoscience, engineering, accounting and administration.

Additional Financing

The Company is currently conducting a private placement (the “Offering”) of up to 13,333,333 units (the “Units”). The Units being sold in the Offering are priced at $2.25 per Unit, and consist of one share of Foothills common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years at an exercise price of $2.75 per whole share, to purchase one-half (½) share of Common Stock.

In addition to the Offering, the Company plans to secure equity and debt financing for a portion of the TARH Acquisition from both a senior lender (the “Senior Lender”) and a junior lender (the “Junior Lender”). The Senior Lender is expected to provide a first lien credit facility (the “Senior Facility”) with initial availability of $25 million, closing on or before August 31, 2006 and with a maturity two years from the closing date.

The Senior Facility is expected to accrue interest at a rate which the Company anticipates to be either (i) the London Inter-Bank Offer Rate (“LIBOR”) or (ii) a stated rate plus an applicable margin, which margin increases as the Company borrows a greater percentage of its borrowing base. The stated rate is expected to be the greater of the prime rate established by the Senior Lender or the overnight federal funds rate plus 0.50% per annum. As security for the Senior Facility, the Company anticipates granting the Senior Lender a first priority mortgage lien on substantially all of the Company’s assets, including 100% of the value of the Company’s oil and gas reserves.

Additional financing is expected to be provided by the Junior Lender in the form of a second lien credit facility (the “Junior Facility”) and the purchase of 4,444,444 Units in the Offering. The Junior Facility is expected to have initial availability of $30 million, closing on or before August 31, 2006, with a maturity of July 31, 2011. The interest rate on the outstanding principal of the Junior Facility is expected to be the three-month LIBOR rate plus 700 basis points, payable quarterly. In addition to principal and interest payments, the Company expects to convey an overriding royalty interest to the Junior Lender in all oil and gas leases associated with the TARH Properties. The overriding royalty interests will not burden new exploration projects of other formations on the TARH Properties under certain conditions. We anticipate that the overriding royalty interest will be defined generally as 3.5% of the cash receipts from hydrocarbon sales from the properties associated with the TARH Acquisition during each calendar quarter. Further, upon the closing of the Junior Facility, the Company will issue to the Junior Lender warrants to purchase 3,000,000 shares of Common Stock for five years at an exercise price of $2.75 per share.

We plan to use the proceeds from the Junior Facility and the Senior Facility for the TARH Acquisition.

Off-Balance Sheet Arrangements

At the request of both the Senior Lender and the Junior Lender, the Company anticipates entering into commodity hedging transactions with an investment grade counterparty (rated by Standard & Poor as “A” or better) to represent no less than 80% of the projected producing volumes of crude oil and natural gas that are attributable to the proved developed producing reserves of the Company. The duration of such hedges will be mutually agreed to by the Company, the Senior Lender and the Junior Lender, but is not anticipated to be less than four years.

Item 3. Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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
3.1	Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
3.2	Bylaws of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
4.1	Specimen Stock Certificate of Foothills Resources, Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).

10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.4	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.5	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.6	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.7	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.8	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.9	Notice and Acknowledgement of Increase of Offering.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31546).
10.10
Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holding, L.P. relating to properties in the Goose Creek Field and East Goose Creek Field, Harris County, Texas.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31546).
10.11
Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holding, L.P. relating to properties in the Cleveland Field, Liberty County, Texas and Saratoga Field, Hardin County, Texas.
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31546).
10.12	Supplemental Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holding, L.P.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31546).
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2006

FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower
Dennis B. Tower
Chief Executive Officer
(Principal Executive Officer)

/s/ W. Kirk Bosché
W. Kirk Bosché
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)