Form 10QSB
period 2006-09-30
FOOTHILLS RESOURCES INC
filed 2006-11-17
CIK 1133494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

-------------------------

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to _______________________.

Commission File Number: 001-31547
______________________________________

FOOTHILLS RESOURCES, INC.
______________________________________
(Exact name of Small Business Issuer as specified in its charter)

Nevada	98-0339560
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4540 California Avenue, Suite 550
Bakersfield, California 93309
---------------------------------------------------------------
(Address of principal executive offices)

(661) 716-1320
-------------------------------------------------------------
Issuer’s telephone number, including area code

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,281,263 shares of $0.001 par value common stock outstanding as of October 31, 2006.

Transitional Small Business Issuer Format (check one):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September	December
	30, 2006	31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,710	$-
Accounts receivable	1,356	-
Prepaid expenses	191	-
Fair value of derivative financial instruments	467	-
	12,724	-

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting -
Proved properties	63,045	-
Unproved properties not being amortized	160	55
Other property and equipment	163	-
	63,368	55
Less accumulated depreciation, depletion and amortization	(280)	-
	63,088	55

Other assets	1,513	-

	$77,325	$55

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September	December
	30, 2006	31, 2005
	(unaudited)
LIABILITIES, MEMBERS’ CAPITAL AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,385	$-
Accounts payable and accrued liabilities	1,665	5
Current portion of asset retirement obligations	117	-
	4,167	5

Long-term debt	28,913	-

Asset retirement obligations	1,022	-

Members’ capital	-	50

Stockholders’ equity:
Preferred stock, $0.001 par value 1,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized 60,281,263 shares outstanding	60	-
Additional paid-in capital	44,171	-
Deficit accumulated during the development stage	(2,201)	-
Accumulated other comprehensive income	1,193	-
	43,223	-

	$77,325	$55

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Inception (December 29, 2005) through September 30, 2006
Income:
Oil and gas revenues	$1,105	$1,105	$1,105
Interest income	49	130	130
	1,154	1,235	1,235

Expenses:
Production costs	219	219	219
General and administrative	695	2,347	2,347
Interest	583	583	583
Depreciation, depletion and amortization	282	287	287
	1,779	3,436	3,436

Net loss	$(625)	$(2,201)	$(2,201)

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	51,350,897	38,436,302	38,627,236

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)
	Nine Months Ended September 30, 2006	Inception (December 29, 2005) through September 30, 2006
Cash flows from operating activities:
Net loss	$(2,201)	$(2,201)
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	259	259
Depreciation, depletion and amortization	280	280
Accretion of asset retirement obligation	7	7
Amortization of discount on long-term debt	224	224
Amortization of debt issue costs	13	13
Changes in assets and liabilities -
Accounts receivable	(1,129)	(1,129)
Prepaid expenses	(191)	(191)
Accounts payable and accrued liabilities	645	645

Net cash used for operating activities	(2,093)	(2,093)

Cash flows from investing activities:
Additions to oil and gas properties	(62,401)	(62,451)
Additions to other property and equipment	(163)	(163)
Increase in other assets	(119)	(119)

Net cash used for investing activities	(62,683)	(62,733)

Cash flows from financing activities:
Proceeds of borrowings	42,500	42,500
Debt issuance costs	(669)	(669)
Members’ capital contributions	50	100
Proceeds from issuance of common stock and warrants	35,521	35,521
Stock issuance costs	(1,916)	(1,916)

Net cash provided by financing activities	75,486	75,536

Net increase in cash and cash equivalents	10,710	10,710
Cash and cash equivalents at beginning of the period	-	-

Cash and cash equivalents at end of the period	$10,710	$10,710

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Deficit Accum- ulated during the Develop-	Accum- ulated Other Compre-
	Number	Par Value	Paid-in Capital	bers’ Capital	ment Stage	hensive Income	Total

Balance, December 29, 2005 (date of inception)	-	$-	$-	$-	$-	$-	$-

Contributions	-	-	-	50	-	-	50

Balance, December 31, 2005	-	-	-	50	-	-	50

Contributions (unaudited)	-	-	-	50	-	-	50

Exchange of members’ capital for common shares and conversion from limited liability company to corporation (unaudited)	17,375,000	17	83	(100)	-	-	-

Issuance of common stock and warrants (unaudited)	42,112,763	42	43,036	-	-	-	43,078

Exercise of warrants (unaudited)	793,500	1	793	-	-	-	794

Stock-based compensation (unaudited)	-	-	259	-	-	-	259

Change in fair value of derivative financial instruments (unaudited)	-	-	-	-	-	1,193	1,193

Net loss (unaudited)	-	-	-	-	(2,201)	-	(2,201)

Balance, September 30, 2006 (unaudited)	60,281,263	$60	$44,171	$-	$(2,201)	$1,193	$43,223

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

Note 1 - Summary of Operations and Going Concern

Foothills Resources, Inc. (“Foothills”), a Nevada corporation, and its subsidiaries are collectively referred to herein as the “Company.” The Company is a growth-oriented independent energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. The Company currently holds interests in properties in the Eel River Basin, in northern California, in the Anadarko Basin in southwest Oklahoma, and in the Texas Gulf Coast area. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is considered to be a development stage company.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and gas interests and to generate profitable operations from its oil and gas interests in the future. To address these matters, management intends to raise additional capital through the sale and issuance of equity and/or the utilization of debt. The Company recently completed a private placement of common shares and warrants and arranged a credit facility in connection with an acquisition of oil and gas properties (see Note 4).

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

Derivative instruments and hedging activities

The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production.

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties). SFAS 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas production revenues when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current period income. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be “probable,” hedge accounting under SFAS 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported in the consolidated statement of operations.

New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is continuing to assess the potential impacts this statement might have on its consolidated financial statements and related footnotes.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”). The statement requires employers to recognize any overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in their financial statements. Unrealized components of net periodic benefit costs are reflected in other comprehensive income, net of tax. SFAS 158 requires recognition of the funded status and related disclosures as of the end of the fiscal year ending after December 15, 2006. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. Adoption of this statement is expected to have no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), replacing SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees ” (“APB 25”). SFAS 123R requires recognition of share-based compensation in the financial statements. SFAS 123R was effective as of the first annual reporting period that began after June 15, 2005 and was adopted on January 1, 2006. See Note 5 for further details.

Note 3 - Acquisition

In September 2006, the Company completed the acquisition of certain producing properties in the Texas Gulf Coast area (the “TARH Acquisition”) from TARH E&P Holdings, L.P. (“TARH”). The aggregate consideration was $61,492,000, comprised of a cash payment of approximately $57,318,000 and the issuance of 1,605,345 shares of Foothills common stock to TARH with a deemed value of $4,174,000, based on a per-share average closing price of Foothills’ common stock as reported with on the Over-the-Counter Bulletin Board for the twenty 20 trading days prior to the date of the public announcement of the TARH Acquisition.

The Company acquired TARH’s interests in four fields: the Goose Creek Field and Goose Creek East Field, both in Harris County, Texas, the Cleveland Field, located in Liberty County, Texas, and the Saratoga Field located in Hardin County, Texas. These interests represent working interests ranging from 95% to 100% of the four fields, which contain approximately 4,000 gross acres of leasehold or fee interests. The TARH Acquisition was funded primarily by debt financing (see Note 4) as well as a portion of the proceeds from a $22,500,000 private placement of common stock and warrants completed concurrently.

Note 4 - Long-term Debt

To finance the TARH Acquisition, the Company executed a credit agreement with a financial institution (the “Lender”) dated as of September 8, 2006 (the “Credit Agreement”), whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of September 30, 2006, $42,500,000 was outstanding under the Facility.

The Facility will terminate and all amounts borrowed under the Facility will be due and payable on September 7, 2010. The Facility bears interest at a rate of LIBOR plus 700 basis points, subject to increases of 100 basis points each on September 22, 2006, October 23, 2006 and November 22, 2006 if the Company does not raise an additional $5,000,000 in equity capital on or before those dates. The interest rate at September 30, 2006 was 13.4%. The Company is required to make quarterly interest and principal payments on the Facility equal to the adjusted net cash flow attributable to the TARH Properties. The Facility is secured by liens and security interests on substantially all of the assets of the Company and its subsidiaries, including 100% of the Company’s oil and gas reserves.

The Company issued to an affiliate of the Lender a warrant to purchase 3,000,000 shares of its common stock for five years at an exercise price of $2.75 per share. In addition, the Company conveyed to the Lender a 5% overriding royalty interest in all oil and gas leases associated with the TARH properties, but excluding new exploration projects of other formations on the TARH properties, to the extent they are distinct from operations included in the Lender’s approved plan of development and the related engineering report for the TARH Acquisition and are funded through equity capital. The fair values of the warrant and the overriding royalty interest amounted to an aggregate of $11,426,000. This amount was recorded as debt issue discount, which is being amortized using the interest method.

Note 5 - Stock-Based Compensation

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

Adoption of New Accounting Pronouncement

Stock-based compensation for the three and nine months ended September 30, 2006 totaling $146,000 and $259,000, respectively, has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements.

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

The estimated fair value of the options granted during 2006 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

September 30, 2006
Risk free interest rate	4.80 - 4.98%
Weighted average volatility	79 - 138%
Dividend yield	0%
Expected years until exercise	.5 - 3

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

As of September 30, 2006, $653,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately three years.

Option activity under the 2006 Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2006	-	$-
Granted	1,260,000	1.45
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2006	1,260,000	$1.45	9.5	$1,565,000

Exercisable at September 30, 2006	352,500	$1.88	9.5	$360,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. No stock options were exercised during the nine months ended September 30, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

Plan of Operation

A discussion of our past financial results is not pertinent to the business plan of the Company on a going forward basis, as the result of the change in our business and operations from a pre-exploration stage company early in 2006 to a company engaged in the acquisition, exploration and development of oil and natural gas properties following the merger with Foothills California and the TARH Acquisition.

Our cash balance as of September 30, 2006 was $10.7 million, representing net proceeds received from the private placements of our securities in April and September 2006, less amounts expended to date for (i) capital expenditures, (ii) general operating expenses, and (iii) our acquisition of properties from TARH E&P Holdings, L.P. in September 2006. This amount, together with anticipated cash flows from operations, is expected to be sufficient to conduct our planned activities during the next 12 months.

The following describes our current business plan, including a summary of planned acquisition, exploration and development opportunities, our ability to satisfy our cash requirements, and our need to raise additional funds over the next year.

•
We have fulfilled our obligations under Phase I of the Eel River Project, in which we had an obligation to pay 100% of the costs of drilling two wells, acquiring additional leasehold acres, and certain other activities. We have also initiated a leasing program to significantly expand the joint venture’s leasehold position in the basin. We plan to proceed to Phase II, in which we will have an obligation to pay 100% of the costs of drilling another well to be commenced by the end of 2006 and of conducting a 3D seismic survey covering not less than 15 square miles, subject to permitting restrictions. Upon completion of permitting and regulatory requirements, we expect to conduct the 3D seismic survey in the fall of 2006 and to commence the drilling of the Phase II well in the first half of 2007. Our financial resources are expected to be adequate to complete the Phase II activities.

•
Following the acquisition of properties from TARH E&P Holdings, L.P., we have been applying our technical expertise to recompletions, workovers, and other operations at the four fields acquired. We have also begun planning and permitting for a 3D seismic survey at the Goose Creek and Goose Creek East oil fields, which is expected to provide a much more accurate mapping of the reservoirs and lead to the identification of undeveloped opportunities and deeper oil and gas prospects at the fields. We plan to conduct development and exploration drilling, and to evaluate the technical and economic viability of improved recovery operations, such as water floods.

•
On the Anadarko Project, we have have reprocessed the 3D geophysical data in the West Cheyenne area and completed preliminary geological and geophysical interpretations of the data. We plan to finalize the interpretations, identify drillable prospects, acquire oil and gas leases over those prospects, and negotiate joint ventures with other companies, who will be able to earn interests in the leases by paying some or all of the costs of drilling one or more exploratory wells on the prospects. Our financial resources are expected to be adequate to conduct these activities.

•
We plan to continue to evaluate exploration and development opportunities and appropriate acquisitions. If we successfully complete acquisitions, such acquisitions may provide additional cash flow which may allow us to expand our activities and capabilities, and advance exploration and development opportunities.

•
We expect an increase in general and administrative expenses to approximately $350,000 per month in 2007. We expect to expand our staff from seven to nine employees with additions in the areas of geoscience and accounting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

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
Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
3.1	Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
3.3	Bylaws of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
4.1	Specimen Stock Certificate of Foothills Resources, Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
4.4	Warrant issued to Goldman, Sachs & Co. in connection with the Credit Agreement, dated as of September 8, 2006.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
4.5	Warrant issued to Goldman, Sachs & Co. in the offering, dated as of September 8, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
4.6	Form of Warrant issued to the Investors in the Private Placement Offering, September 8, 2006.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.4	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.5	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.6	Employment Agreement , dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.7	Employment Offer Letter and Agreement, dated April 21, 2006, by and between Foothills Resources, Inc. and James Drennan.	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 10, 2006 (File No. 333-137925).
10.8	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.9	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.10	Notice and Acknowledgement of Increase of Offering	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
10.11
Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Goose Creek Field and East Goose Creek Field, Harris County, Texas.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
10.12
Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Cleveland Field, Liberty County, Texas and Saratoga Field, Hardin County, Texas.
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
10.13	Supplemental Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
10.14	Registration Rights Agreement, dated as of September 8, 2006, by and between Foothills Resources, Inc. and TARH E&P Holdings, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.15	Credit and Guaranty Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc., certain subsidiaries of Foothills Resources, Inc., Various Lenders and J. Aron & Company.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.16
Pledge and Security Agreement, First Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company.
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.17
Pledge and Security Agreement, Second Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company.
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.18
Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, First Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent.
Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.19
Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, Second Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent.
Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.20	Conveyance of Overriding Royalty Interest, dated as of September 8, 2006, from Foothills Texas, Inc. to MTGLQ Investors, L.P.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.21	Form of Subscription Agreement and Investor Questionnaire, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.22	Form of Securities Purchase Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.23	Form of Registration Rights Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2006
FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower
Dennis B. Tower
Chief Executive Officer
(Principal Executive Officer)

/s/ W. Kirk Bosché
W. Kirk Bosché
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)