Form 10KSB/A
period 2006-12-31
FOOTHILLS RESOURCES INC
filed 2007-04-30
CIK 1133494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-31547 FOOTHILLS RESOURCES, INC. (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0339560 (I.R.S. Employer Identification Number)
4540 California Avenue, Suite 550 Bakersfield, California (Address of principal executive offices)	93309 (Zip Code)
(661) 716-1320 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
None (Title of Class)	None (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)	None (Name of Each change on WhichRegistered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [ X ]

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

60,376,829 on March 31, 2007

Foothills Resources, Inc., hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (originally filed with the Securities and Exchange Commission on April 16, 2007) to include Part III, Items 10 through 12 and Item 14. Except for the foregoing, no other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

PART III.

Item 10.	Executive Compensation.

The following table summarizes all compensation recorded by us in the last completed fiscal year for our principal executive officer, the Company’s two most highly compensated executives and up to two other individuals for whom disclosure would have been made in this table but for the fact that such individuals were not serving as our executive officers as of the end of the last completed fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table

Name and principal position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Dennis B. Tower Chief Executive Officer	2006 2005	124,028 - -	66,500 - -	- -	27,806 - -	- - - -	- - - -	- - - -	218,334 - -
John L. Moran President	2006 2005	124,028 - -	66,500 - -	- -	27,806 - -	- - - -	- - - -	- - - -	218,334 - -
W. Kirk Bosché Chief Financial Officer and Secretary	2006 2005	114,236 - -	111,250 - -	- -	18,537 - -	- - - -	- - - -	2,692 - -	246,715 - -

(1)	Salaries are provided for that part of 2006 during which each Named Executive Officer served as such. Messrs. Tower, Moran and Bosché commenced employment with the Company on April 6, 2006.
(2)	Granted under the terms of our 2006 Equity Incentive Plan.
(3)

Assumptions made in the valuation of stock options granted to Messrs. Tower, Moran and Bosché on April 6, 2006, are discussed in Note 5 to the Consolidated Financial Statements of Foothills Resources, Inc. as of December 31, 2006. The weighted average fair value per option was $0.38.

(4)	Represents life insurance premiums paid for the benefit of the Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each of our Named Executive Officers as of December 31, 2006.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dennis B. Tower	75,000 (1)	225,000 (2)	--	$0.70	4/6/2016	--	--	--	--
John L. Moran	75,000 (1)	225,000 (2)	--	$0.70	4/6/2016	--	--	--	--
W. Kirk Bosché	50,000 (1)	150,000 (2)	--	$0.70	4/6/2016	--	--	--	--

(1)	The right to exercise the shares vested on the date of grant.
(2)	The right to exercise 1/3 of these shares will vest on each of April 6, 2007, April 6, 2008 and April 6, 2009, in each such case if the option holder is still employed by the Company on such date.

Director Compensation

The following table provides information concerning the compensation of directors who are not Named Executive Officers as of December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John A. Brock	--	--	5,468 (3)	--	--	--	5,468
Frank P. Knuettel	10,000	--	35,225 (3)	--	--	--	45,225
David A. Melman	--	--	688 (3)	--	--	--	688
Christopher P. Moyes	--	--	--	--	--	331,056 (4)	331,056

(1)	Granted under the terms of our 2006 Equity Incentive Plan.
(2)

Assumptions made in the valuation of stock options granted to Messrs. Brock, Knuettel and Melman on April 6, 2006, are discussed in Note 5 to the Consolidated Financial Statements of Foothills Resources, Inc. as of December 31, 2006. The weighted average fair values per option were $1.12, $1.50 and $0.68, respectively.

(3)	One-hundred thousand stock option awards remain outstanding.

2

(4)

Includes fees payable for fiscal year 2006 under our consulting agreement with Moyes & Co., Inc. Moyes & Co., Inc. identifies potential acquisition, development, exploitation and exploration opportunities that fit with our strategy, and is expected to screen opportunities and perform detailed evaluation of those opportunities that we decide to pursue, as well as assist with due diligence and negotiations with respect to such opportunities. Mr. Moyes is a major shareholder and the President of Moyes & Co., Inc. Pursuant to the terms of our agreement with Moyes & Co., Inc., Mr. Moyes does not receive any further compensation for serving on our Board.

Directors who are not also executive officers of the Company receive a standard fee of $5,000 for each non-telephonic meeting of the Board that such directors attend. Additionally, for such meetings, the Company reimburses the non-management directors for reasonable travel expenses. The directors do not receive a per-meeting fee for telephonic meetings of the Board.

In consideration of their service to the Company, options were issued to each of our directors under the Company’s 2006 Equity Incentive Plan, with the exception of Mr. Moyes. Directors are also eligible to receive additional awards at the discretion of the Board under the 2006 Equity Incentive Plan.

Mr. Tower and Mr. Moran have entered into employment agreements with the Company, which are explained in detail above. Neither Mr. Tower nor Mr. Moran receives the $5,000 fee for attending non-telephonic meeting of the Board. Additionally, options granted to each of Mr. Tower and Mr. Moran to date under the 2006 Equity Incentive Plan have been granted pursuant to their employment agreements with the Company, though there is no prohibition on further grants by the Board under the 2006 Equity Incentive Plan on the basis of Mr. Tower’s and Mr. Moran’s service on the Board.

Christopher Moyes has foregone the compensation described above, pursuant to the terms of our retainer agreement with Moyes & Co., Inc., dated April 7, 2006. Under our retainer agreement, we will pay Moyes & Co., Inc. a monthly retainer of $17,500 for a period of one year, and additional fees for services requested that exceed those covered by the retainer, and reimburse normal business travel and other expenses, in exchange for Moyes & Co., Inc.’s services to us. Moyes & Co., Inc. identifies potential acquisition, development, exploitation and exploration opportunities which fit with our operating strategy. Additionally, Moyes & Co., Inc. initially screens such opportunities, performs detailed evaluations of each potential opportunity, and assists with due diligence and negotiations of those opportunities we decide to pursue.

Employment Agreements

We have entered into executive employment agreements with Dennis B. Tower, our Chief Executive Officer, John L. Moran, our President, and W. Kirk Bosché, our Chief Financial Officer. Additionally, we entered into written letters of employment with James H. Drennan, our Vice President, Land and Legal, and Michael L. Moustakis, our Vice President, Engineering.

Dennis B. Tower - Chief Executive Officer

On April 6, 2006, we entered into an executive employment agreement with Mr. Tower which provides for an initial annual base salary of $190,000 and for unspecified annual bonuses as warranted. Under the agreement, Mr. Tower received options to purchase up to 300,000 shares of common stock under our 2006 Equity Incentive Plan, which options vest as follows: 25% of the shares of common stock underlying such option vested on the date of grant, and the remaining 75% of the shares of common stock underlying the option will vest in equal annual installments on the first, second and third anniversaries of the date of grant. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan.

Mr. Tower’s employment agreement has an unspecified term of service subject to termination for cause and without cause, and provides for severance payments to Mr. Tower, in the event he is terminated without cause or he terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for cause). Mr. Tower’s employment agreement includes standard indemnity, insurance, non-competition and confidentiality provisions.

John L. Moran - President

On April 6, 2006, we entered into an executive employment agreement with Mr. Moran which provides for an initial annual base salary of $190,000 and for unspecified annual bonuses as warranted. Under the agreement, Mr. Moran received options to purchase up to 300,000 shares of common stock under the 2006 Equity Incentive Plan, which options vest as follows: 25% of the shares of common stock underlying such option vested on the date of grant, and the remaining 75% of the shares of common stock underlying the option will vest in equal annual installments on the first, second and third anniversaries of the date of grant. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan.

Mr. Moran’s employment agreement has an unspecified term of service subject to termination for cause and without cause, and provides for severance payments to Mr. Moran, in the event he is terminated without cause or he terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for cause). Mr. Moran’s employment agreement includes standard indemnity, insurance, non-competition and confidentiality provisions.

W. Kirk Bosché - Chief Financial Officer

On April 6, 2006, we entered into an executive employment agreement with Mr. Bosché which provides for an initial annual base salary of $175,000 and for unspecified annual bonuses as warranted. Under the agreement, Mr. Bosché received options to purchase up to 200,000 shares of common stock under our 2006 Equity Incentive Plan, which options vest as follows: 25% of the shares of common stock underlying such option vested on the date of grant, and the remaining 75% of the shares of common stock underlying the option will vest in equal annual installments on the first, second and third anniversaries of the date of grant. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan.

Mr. Bosché’s employment agreement has an unspecified term of service subject to termination for cause and without cause, and provides for severance payments to Mr. Bosché, in the event he is terminated without cause or he terminates the agreement for good reason, in the amount of two times total compensation for the prior year. “Good reason” includes an adverse change in the executive’s position, title, duties or responsibilities, or any failure to re-elect him to such position (except for termination for cause). Mr. Bosché’s employment agreement includes standard indemnity, insurance, non-competition and confidentiality provisions.

James H. Drennan - Vice President, Land and Legal

On April 21, 2006 we entered into a written employment agreement with Mr. Drennan, effective as of May 1, 2006, which provides for an initial annual base salary of $125,000 and other unspecified annual bonuses as warranted. Under the agreement, Mr. Drennan is entitled to receive options to purchase up to 100,000 shares of our common stock under the 2006 equity incentive plan, which options were awarded by our Board on May 2, 2006. These options vest as follows: 25% of the shares of common stock underlying such option vested on the date of grant, and the remaining 75% of the shares of common stock underlying the option will vest in equal annual installments on the first, second and third anniversaries of the date of grant. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan. Effective as of December 1, 2006, Mr. Drennan’s annual base salary was increased to $150,000.

Mr. Drennan’s employment agreement has an unspecified term of service and his employment is “at will” and subject to termination for any reason, without severance payment. In connection with his employment, Mr. Drennan also signed our standard Assignment of Invention and Non-Disclosure Agreement, Non-Solicitation Agreement, and Insider Trading and Disclosure Policy Acknowledgement.

Michael L. Moustakis - Vice President, Engineering

On October 4, 2006 we entered into a written employment agreement with Mr. Moustakis which provides for an initial annual base salary of $180,000, a hiring bonus of $45,000 which must be returned if Mr. Moustakis voluntarily resigns within 12 months, and other unspecified annual bonuses as warranted. Under the agreement, Mr. Moustakis is entitled to receive options to purchase up to 200,000 shares of our common stock under the 2006 equity incentive plan, which options were awarded by our Board on November 7, 2006. These options vest as follows: 25% of the shares of common stock underlying such option vested on the date of grant, and the remaining 75% of the shares of common stock underlying the option will vest in equal annual installments on the first, second and third anniversaries of the date of grant. Subsequent grants of stock options will vest and be exercisable pursuant to the terms and conditions of the 2006 Equity Incentive Plan.

Mr. Moustakis’s employment agreement has an unspecified term of service and his employment is “at will” and subject to termination for any reason, without severance payment. In connection with his employment, Mr. Moustakis also signed our standard Assignment of Invention and Non-Disclosure Agreement, Non-Solicitation Agreement, and Insider Trading and Disclosure Policy Acknowledgement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2006 regarding compensation plans under which equity securities of our Company are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders	1,790,000	1.53	210,000

Equity compensation plans not approved by security holders	- -	- -	- -

Total	1,790,000	1.53	210,000

2006 Equity Incentive Plan

Our 2006 Equity Incentive Plan enables our board of directors to provide equity-based incentives through grants or awards of incentive awards to our present and future employees, directors, consultants and other third party service providers. As of March 31, 2007, we had thirteen employees, five executive officers, six directors, and three consultants and other third party service providers eligible to participate in the equity incentive plan.

The board of directors reserved a total of 2,000,000 shares of our common stock for issuance under the equity incentive plan. Shares issued under the plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity will not reduce the maximum number of shares available under the plan. In addition, the number of shares of our common stock issuable under the plan, any number of shares subject to any numerical limit in the plan, and the number of shares and terms of any incentive award will be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The compensation committee of our board of directors (or the entire board of directors in the absence of such a committee), administers the plan. Subject to the terms of the plan, the compensation committee will have complete authority and discretion to determine the terms of awards under the plan.

The plan authorizes the grant, to participants, of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, and stock appreciation rights, as described below:

•

Options granted under the plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless we agree otherwise at the time of the grant.

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

•

The plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of common stock to be awarded and the terms applicable to each award, including performance restrictions.

•

Stock appreciation rights entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the stock appreciation right exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the stock appreciation right and the market price of a share of common stock on the date of grant of the stock appreciation right.

The board of directors may suspend or terminate the plan without stockholder approval or ratification at any time or from time to time. Unless sooner terminated, the plan will terminate 10 years after it was adopted. The board of directors may also amend the plan at any time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders.

Beneficial Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2007. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of common stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of our common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days of April 10, 2007 through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The address of each executive officer and director is c/o Foothills Resources, Inc., 4540 California Avenue, Suite 550, Bakersfield, California 93309.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Dennis B. Tower (2)	4,974,219	8.2%
John L. Moran (3)	4,866,719	8.0%
W. Kirk Bosché (4)	3,381,212	5.6%
Christopher P. Moyes (5)	1,588,675	2.6%
Michael L. Moustakis (6)	50,000	*
James H. Drennan (6)	50,000	*
Frank P. Knuettel (7)	175,001	*
John A. Brock (8)	25,000	*
David A. Melman (9)	112,500	*
Goldman, Sachs & Co. (10)	8,000,000	12.3%
Executive Officers and Directors as Group	15,223,326	24.9%

*  Denotes less than 1%

Notes:

(1)

Beneficial ownership percentages are calculated based on 60,376,829 shares of common stock issued and outstanding as of April 10, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of  April 10, 2007. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)

Includes warrants to acquire 112,500 shares of common stock purchased in the April, 2006 offering and exercisable within 60 days. Includes options exercisable within 60 days to acquire 75,000 shares of common stock, granted under our 2006 Equity Incentive Plan. Includes 4,467,383 shares of common stock owned by The Tower Family Trust.

(3)	Includes options exercisable within 60 days to acquire 150,000 shares of common stock, granted under our 2006 Equity Incentive Plan.

(4)

Includes warrants to acquire 54,000 shares of common stock purchased in the April, 2006 offering and exercisable within 60 days. Includes options exercisable within 60 days to acquire 100,000 shares of common stock, granted under our 2006 Equity Incentive Plan.

(5)

Includes 217,188 shares of common stock held by MMP LLP, in which Mr. Moyes is a partner, and 34,200 shares of common stock held by Mr. Moyes’ minor child. Also includes 34,000 shares of common stock and warrants to acquire 25,500 shares of common stock exercisable within 60 days, which shares and warrants were purchased by Choregus Master Trust, Plan I, Money Purchase and Choregus Master Trust, Plan II, Profit Sharing in the April 2006 offering, and of which shares and warrants Mr. Moyes is deemed to be the beneficial owner.

(6)	Includes options exercisable within 60 days to acquire 50,000 shares of common stock, granted under our 2006 Equity Incentive Plan.

(7)

Includes options exercisable within 60 days to acquire 50,000 shares of common stock, granted under our 2006 Equity Incentive Plan. Includes 71,429 shares of common stock and warrants to acquire 53,572 shares of common stock exercisable within 60 days, which shares and warrants were purchased by Francis P. Knuettel as Trustee of the Francis P. Knuettel Rev LVG TR UA DTD 3/7/03.

(8)	Includes options exercisable within 60 days to acquire 25,000 shares of common stock, granted under our 2006 Equity Incentive Plan.

(9)

Includes warrants to acquire 37,500 shares of common stock purchased in the April, 2006 offering and exercisable within 60 days. Includes options exercisable within 60 days to acquire 25,000 shares of common stock, granted under our 2006 Equity Incentive Plan.

(10)

Includes warrants to acquire 4,666,667 shares of common stock acquired in the September, 2006 offering and exercisable within 60 days. The address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions with Directors and Executive Officers

Except as disclosed below, neither the nominees for election as directors, our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2006, or which is presently proposed.

On April 7, 2006, we entered into an agreement with Moyes & Co., Inc. to identify potential acquisition, development, exploitation and exploration opportunities that fit with our strategy. Moyes & Co., Inc. screens opportunities and performs detailed evaluation of those opportunities that we decide to pursue, and assists with due diligence and negotiations with respect to such opportunities. Christopher P. Moyes is the beneficial owner of 2.6% of our common stock as of April 10, 2007, and is a member of our Board. Mr. Moyes is a major shareholder and the President of Moyes & Co., Inc. Because, Moyes & Co., Inc. is being compensated for identifying opportunities and assisting us in pursuing those opportunities, the interests of Moyes & Co., Inc. are not the same as our interests. We are responsible for evaluating any opportunities presented to us by Moyes & Co., Inc. to determine if those opportunities are consistent with our business strategy.

Christopher Moyes has foregone his compensation as a director, pursuant to the terms of our agreement with Moyes & Co., Inc., dated April 7, 2006. Under the agreement, we will pay Moyes & Co., Inc. a monthly retainer of $17,500 for a period of one year, and additional fees for services requested that exceed those covered by the retainer, and reimburse normal business travel and other expenses, in exchange for Moyes & Co., Inc.’s services to us.

Pursuant to our business plan with respect to the Anadarko Basin in southwest Oklahoma, we anticipate acquiring non-exclusive rights, from TeTra Exploration, Inc., to a 3D seismic survey in Roger Mills County, Oklahoma. TeTra Exploration, Inc. is a company that is owned by John Moran, our President. TeTra Exploration, Inc. has reprocessed the 3D survey and completed preliminary geological and geophysical interpretations of the survey data. Upon our completion of an agreement with TeTra Exploration, Inc., we plan to finalize the interpretations, identify drillable prospects, acquire oil and gas leases over those prospects, and negotiate joint ventures with other companies.

Director Independence

Our board of directors consists of six directors. Our board of directors anticipates creating committees in the near future. We adhere to the Nasdaq Marketplace Rules in determining whether a director is independent and our board of directors has determined that three of our six directors, Messrs. Brock, Knuettel, and Melman, are “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Manual.

Item 13.	Exhibits.

EXHIBIT INDEX
Exhibit No.	Description
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

10.20	Conveyance of Overriding Royalty Interest, dated as of September 8, 2006, from Foothills Texas, Inc. to MTGLQ Investors, L.P. (30)
10.21	Form of Subscription Agreement and Investor Questionnaire, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (31)
10.22	Form of Securities Purchase Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (32)
10.23	Form of Registration Rights Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (33)
10.24	Employment Agreement, dated October 4, 2006, by and between Foothills Resources, Inc. and Michael Moustakis. (34)
16.1	Letter from Amisano Hanson regarding Change in Certifying Accountant. (35)
21.1	List of subsidiaries (36)
23.1	Consent of Independent Registered Public Accounting Firm. (37)
23.2	Consent of Independent Reservoir Engineers. (38)
24.1	Powers of Attorney. (39)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (40)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (41)
32.1

Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2007. (42)

31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. †
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. †
32.2

Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007. †

†  Filed herewith.

1.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
2.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
3.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
4.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
5.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).
6.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
7.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
8.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
9.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
10.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
11.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
12.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

13.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
14.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
15.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
16.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
17.	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 10, 2006 (File No. 333-137925).
18.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
19.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
20.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).
21.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
22.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
23.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).
24.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
25.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
26.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
27.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
28.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
29.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
30.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
31.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

32.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
33.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).
34.	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 14, 2006 (File No. 333-137925).
35.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 5, 2006 (File No. 001-31547).
36.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
37.	Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
38.	Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
39.	Incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
40.	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
41.	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
42.	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
(1)	Incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.
Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company by Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation (“Brown Armstrong”) and Amisano Hanson Chartered Accountants (“Amisano Hanson”) for the audit of our financial statements for 2006 and 2005, and for other services provided by those firms during those periods:

	Year Ended December 31
	2006	2005
Audit fees	$67,041	$18,137
Audit-related fees	29,122	--
Tax fees	2,212	750
All other fees	--	--
Total fees	$98,375	$18,887

“Audit-Related Fees” billed during fiscal 2006 were for services related to reviews of a Form 8-K and a Form SB-2 filed with the Securities and Exchange Commission, including the audit of statements of revenues and direct operating expenses of certain properties acquired by the Registrant. “Tax Fees” billed during fiscal 2006 and 2005 were for professional services rendered for tax compliance, tax advice and tax planning.

The Board formally dismissed Amisano Hanson as the independent registered public accounting firm of the Company on April 12, 2006, effective as of April 6, 2006. The reports of Amisano Hanson on the Registrant's financial statements for fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, but did include an explanatory paragraph relating to the Registrant's ability to continue as a “going concern.”

In connection with the audit of the Registrant's financial statements for the fiscal years ended December 31, 2005 and 2004, and through the date of the dismissal (and including the period from April 6, 2006 through April 12, 2006), there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Amisano Hanson, would have caused Amisano Hanson to make reference to the matter in its reports.

On April 6, 2006, Brown Armstrong was engaged as the Company’s independent registered public accounting firm.

Representatives of Brown Armstrong are expected to be present at the 2007 Annual Meeting, will have an opportunity to make a statement, if they desire to do so, and are expected to be available to respond to appropriate questions. Representatives of Amisano Hanson are not expected to be present at the 2007 Annual Meeting.

Pre-Approval Policy

The Board has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. The Board considered the role of both Brown Armstrong and Amisano Hanson in providing audit, audit-related and tax services to us and concluded that such services were compatible with Brown Armstrong’s and Amisano Hanson’s roles as our independent registered public accounting firms.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007	FOOTHILLS RESOURCES, INC.

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

Name	Position	Date

/s/ Dennis B. Tower	Chief Executive Officer, Director (Principal Executive Officer)	April 30, 2007
Dennis B. Tower

/s/ John L. Moran*	President, Director	April 30, 2007
John L. Moran

/s/ W. Kirk Bosché	Chief Financial Officer (Principal Financial Officer)	April 30, 2007
W. Kirk Bosché

/s/ John A. Brock*	Director	April 30, 2007
John A. Brock

/s/ Frank P. Knuttel*	Director	April 30, 2007
Frank P. Knuettel

/s/ David A. Melman*	Director	April 30, 2007
David A. Melman

/s/ Christopher P. Moyes*	Director	April 30, 2007
Christopher P. Moyes

*	Dennis B. Tower as attorney-in-fact