Form 10QSB
period 2007-03-31
FOOTHILLS RESOURCES INC
filed 2007-05-15
CIK 1133494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,376,829 shares of $0.001 par value common stock outstanding as of April 30, 2007.

Transitional Small Business Issuer Format (check one):

Yes	[	]	No	[ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March	December
	31, 2007	31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,909	$ 8,673
Accounts receivable	1,522	1,452
Prepaid expenses	179	212
Fair value of derivative financial instruments	340	833
	9,950	11,170

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting -
Proved properties	65,448	64,850
Unproved properties not being amortized	608	420
Other property and equipment	498	475
	66,554	65,745
Less accumulated depreciation, depletion and amortization	(1,485)	(814)
	64,069	64,931

Other assets	863	1,466

	$ 75,882	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March	December
	31, 2007	31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,728	$ 2,509
Accounts payable and accrued liabilities	2,002	2,600
Liquidated damages	440	-
	8,170	5,109

Long-term debt	27,413	29,666

Asset retirement obligations	582	570

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized 60,376,829 shares outstanding	60	60
Additional paid-in capital	44,466	44,331
Deficit accumulated during the development stage	(5,363)	(3,764)
Accumulated other comprehensive income	554	1,595

	39,717	42,222

	$ 75,882	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Oil and gas revenues	$ 3,841	$ -
Interest income	84	3
	3,925	3

Expenses:
Production costs	996	-
General and administrative	757	137
Interest	2,656	10
Liquidated damages	440	-
Depreciation, depletion and amortization	675	-
	5,524	147

Net loss	$ (1,599)	$ (144)

Basic and diluted net loss per share	$ (0.03)	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	60,376,829	17,375,000

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,599)	$ (144)
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	139	-
Depreciation, depletion and amortization	663	-
Accretion of asset retirement obligation	12	-
Amortization of discount on long-term debt	966	-
Amortization of debt issue costs	56	-
Changes in assets and liabilities -
Accounts receivable	(65)	-
Prepaid expenses	33	-
Accounts payable and accrued liabilities	(543)	122
Liquidated damages	440	-

Net cash provided by (used for) operating activities	102	(22)

Cash flows from investing activities:
Additions to oil and gas properties	(840)	(683)
Additions to other property and equipment	(23)	-

Net cash used for investing activities	(863)	(683)

Cash flows from financing activities:
Proceeds of borrowings	-	3,987
Debt issuance costs	-	(134)
Members’ capital contributions	-	50
Stock issuance costs	(3)	-

Net cash provided by (used for) financing activities	(3)	3,903

Net increase (decrease) in cash and cash equivalents	(764)	3,198
Cash and cash equivalents at beginning of the period	8,673	-

Cash and cash equivalents at end of the period	$ 7,909	$ 3,198

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$ 1,633	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Accum-	Accum- ulated Other Compre-
	Number	Par Value	Paid-in Capital	bers’ Capital	ulated Deficit	hensive Income	Total

Balance, December 29, 2005 (date of inception)	-	$ -	$ -	$ -	$ -	$ -	$ -

Contributions	-	-	-	50	-	-	50

Balance, December 31, 2005	-	-	-	50	-	-	50

Contributions	-	-	-	50	-	-	50

Exchange of members’ capital for common shares and conversion from limited liability company to corporation	17,375,000	17	83	(100)	-	-	-

Issuance of common stock and warrants	42,112,753	42	42,972	-	-	-	43,014

Exercise of warrants	889,076	1	888	-	-	-	889

Stock-based compensation	-	-	388	-	-	-	388

Change in fair value of derivative financial instruments	-	-	-	-	-	1,595	1,595

Net loss	-	-	-	-	(3,764)	-	(3,764)

Balance, December 31, 2006	60,376,829	60	44,331	-	(3,764)	1,595	42,222

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Accum-	Accum- ulated Other Compre-
	Number	Par Value	Paid-in Capital	bers’ Capital	ulated Deficit	hensive Income	Total

Stock-based compensation (unaudited)	-	-	139	-	-	-	139

Change in fair value of derivative financial instruments (unaudited)	-	-	-	-	-	(1,041)	(1,041)

Stock issuance costs (unaudited)	-	-	(4)	-	-	-	(4)

Net loss (unaudited)	-	-	-	-	(1,599)	-	(1,599)

Balance, March 31, 2007 (unaudited)	60,376,829	$ 60	$44,466	$ -	$(5,363)	$ 554	$39,717

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(unaudited)

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006.

Note 2 – New Accounting Pronouncements

During February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact that this statement will have on its financial statements.

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

In March 2006, the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 3 – Asset Retirement Obligation

The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the three months ended March 31, 2007 (in thousands):

Asset retirement obligation, beginning of period	$ 570
Accretion expense	12

Asset retirement obligation, end of period	$ 582

Note 4 – Long-term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Secured promissory note	$ 42,500	$ 42,500
Less: unamortized discount	(9,359)	(10,325)
	33,141	32,175
Less: current portion	(5,728)	(2,509)

	$ 27,413	$ 29,666

To finance a portion of the acquisition of certain producing properties in the Texas Gulf Coast area (the “Texas Acquisition”) in 2006, the Company executed a credit agreement (the “Credit Agreement”) with a financial institution (the “Lender”), whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of March 31, 2007, $42,500,000 was outstanding under the Facility.

The Facility will terminate and all amounts borrowed under the Facility will be due and payable on September 7, 2010. The interest rate on the Facility was initially LIBOR plus 700 basis points, and was increased by 100 basis points on each of September 22, 2006, October 23, 2006 and November 22, 2006 when the Company did not satisfy a requirement of the credit agreement to raise an additional $5,000,000 in equity capital on or before those dates. The interest rate at March 31, 2007 was 15.4%. The Company is required to make quarterly interest and principal payments on the Facility equal to the adjusted net cash flow attributable to the properties acquired in the Texas Acquisition. The Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, and prohibits any dividends on or redemptions of Foothills’ capital stock.

The terms of the Facility require the Company to maintain certain covenants. As of March 31, 2007, the Company was in compliance with all of the financial covenants.

The Company issued to an affiliate of the Lender a warrant to purchase 3,000,000 shares of its common stock for five years at an exercise price of $2.75 per share. In addition, the Company conveyed to the Lender a 5% overriding royalty interest in all oil and gas leases associated with the Texas Acquisition, but excluding new exploration projects relating to other formations on these properties, to the extent they are distinct from operations included in the Lender’s approved plan of development and the related engineering report for the Texas Acquisition and are funded through equity capital. The fair values of the warrant and the overriding royalty interest amounted to an aggregate of $11,426,000. This amount was recorded as debt issue discount, which is being amortized using the interest method.

Note 5 – Stockholders’ Equity

Registration rights payments

The purchasers of units consisting of shares of common stock and warrants issued by Foothills in private placement financings in 2006 have registration rights, pursuant to which the Company agreed to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. In the event that the registration statements are not declared effective by the SEC by specified dates, the Company is required to pay liquidated damages to the purchasers.

The purchasers of 17,142,857 units issued in April 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the mandatory effective date (January 28, 2007). The total amount recorded at March 31, 2007 for these liquidated damages was $252,000. Amounts payable as liquidated damages cease when the shares can be sold under Rule 144 of the Securities Act of 1933, as amended. The Company has determined that liquidated damages ceased on April 6, 2007 as to a minimum of 16,192,613 units, and expects that liquidated damages will cease no later than July 6, 2007 as to the remaining units.

The purchasers of an aggregate of 10,093,804 units issued in September 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the applicable mandatory effective dates (March 7, 2007 for 10,000,000 units and March 28, 2007 for the remaining 93,804 units). The total amount recorded at March 31, 2007 for these liquidated damages was $188,000. The investors in the September 2006 private placement financing have the right to take the liquidated damages either in cash or in shares of Foothills’ common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages will not exceed 10% of the purchase price for the units or $2,271,000.

The Company filed the required registration statement but the registration statement has not yet become effective. As a result, the Company had incurred the obligation to pay a total of approximately $440,000 in liquidated damages as of March 31, 2007, which amount has been recorded as liquidated damages expense in the consolidated statement of operations.

Stock-based employee compensation plan

Foothills’ 2006 Equity Incentive Plan (the “2006 Plan”) enables the Company to provide equity-based incentives through grants or awards to present and future employees, directors, consultants and other third party service providers. Foothills’ Board of Directors reserved a total of 2,000,000 shares of Foothills’ common stock for issuance under the 2006 Plan. The compensation committee of the Board (or the Board in the absence of such a committee), administers the 2006 Plan. The 2006 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, as amended, and stock appreciation rights. Generally, options are granted at prices equal to the fair value of the stock at the date of grant, expire not later than 10 years from the date of grant, and vest ratably over a three-year period following the date of grant. From time to time, options with differing terms have been granted, as approved by the Board of Directors.

The estimated fair value of the options granted during the three months ended March 31, 2007 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

Risk free interest rate	4.9 – 5.2%
Expected volatility	85 – 116%
Weighted-average volatility	88%
Dividend yield	0%
Expected years until exercise	0.5 – 3.0

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the expected term of the option was based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Because Foothills’ common stock has limited trading history, expected volatility was based on the historical volatility of a representative stock with characteristics similar to the Company. The Company has no historical experience upon which to base estimates of employee option exercise timing (“expected term”) within the valuation model, and utilized estimates for the expected term based on criteria required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Option activity under the 2006 Plan during the three months ended March 31, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,790,000	$1.53
Granted	90,000	1.17
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2007	1,880,000	$1.52	9.2	$752,000

Exercisable at March 31, 2007	570,000	$1.81	9.2	$183,000

Stock-based compensation for the three months ended March 31, 2007 totaling $139,000 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $0.46. As of March 31, 2007, $949,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.8 years. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of March 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. As of March 31, 2007, 120,000 shares were available for future grants under the 2006 Plan. No stock options were exercised during the three months ended March 31, 2007.

Note 6 – Derivative Instruments and Price Risk Management Activities

The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production. Swaps are designed to fix the price of anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133. Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of March 31, 2007 were as follows:

Contract Period and Type	Total Volume	NYMEX Swap Price	Fair Value (in thousands)

Crude oil contracts (barrels)
Swap contracts:
April 2007 – December 2007	100,530	$71.65	$285
January 2008 – December 2008	120,194	71.40	162
January 2009 – December 2009	106,241	69.68	75
January 2010 – September 2010	74,206	68.01	32

		Total	$554

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

Overview

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

In April 2006, we closed a private offering of an aggregate of 17,142,857 units consisting of one share of our common stock and warrants to acquire three-quarters of a share of common stock for five years, at an exercise price of $1.00 per whole share. In this offering, we received aggregate consideration of $12,000,000. Some of the consideration for the units sold in this offering was in the form of debentures that we sold prior to the closing date of the offering to accredited investors. These debentures converted into units in the offering on a dollar-for-dollar basis upon the closing date of the offering.

In September 2006, we closed a private offering of units consisting of shares of our common stock and warrants to acquire our common stock. Each unit we sold in the offering consisted of one share of common stock and a warrant to acquire one-half share of common stock for five years at an exercise price of $2.75 per share. On September 8, 2006, we received $22,500,000 in proceeds from the offering, through the sale of 10,000,000 units, issuing to investors in the offering 10,000,000 shares of common stock and warrants to acquire 5,000,000 shares of common stock. On September 27, 2006, we received proceeds of an additional $211,059 through the sale of an additional 93,804 units to additional investors in the offering.

To finance a portion of the acquisition of properties in Texas in September 2006, the Company executed a credit agreement with a financial institution, whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of March 31, 2007, $42,500,000 was outstanding under the Facility.

The Facility will terminate and all amounts borrowed under the Facility will be due and payable on September 7, 2010. The interest rate on the Facility was initially LIBOR plus 700 basis points, and was increased by 100 basis points on each of September 22, 2006, October 23, 2006 and November 22, 2006 when the Company did not satisfy a requirement of the credit agreement to raise an additional $5,000,000 in equity capital on or before those dates. The Company is required to make quarterly interest and principal payments on the Facility equal to the adjusted net cash flow attributable to the properties acquired in the acquisition. The Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, and prohibits any dividends on or redemptions of Foothills’ capital stock.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to acquire, explore and develop oil and gas interests and to generate profitable operations from its oil and gas interests in the future. To address these matters, we intend to raise additional capital through the sale and issuance of equity and/or the utilization of debt.

Results of Operations

The merger of Brasada into our acquisition subsidiary on April 6, 2006 was accounted for as a reverse takeover of the Company by Foothills California. The Company adopted the assets, management, business operations and business plan of Foothills California, which was formed on December 29, 2005. The financial statements of the Company prior to the merger were eliminated at consolidation. Consequently, direct comparisons of current results of operations with those of the comparable periods of the preceding year are not meaningful.

Quarter Ended March 31, 2007 compared with the Quarter Ended March 31, 2006

As previously described, Foothills California was formed on December 29, 2005, and had no revenues for the quarter ended March 31, 2006. The Company reported a net loss of $144,000 for the quarter, which was principally comprised of $137,000 of general and administrative expenses

For the quarter ended March 31, 2007, the Company reported a net loss of $1,599,000, or $0.03 per basic and diluted share. Oil and gas revenues were $3,841,000, including $423,000 of realized gains from the Company’s oil and gas cash flow hedges. The average sales price received by the Company during this period for its oil and gas production was $54.01 per barrel of oil equivalent (“BOE”), excluding the effects of gains from cash flow hedges. Production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, were $996,000, or $16.03 per BOE. Depreciation, depletion and amortization totaled $675,000, including $10.32 per BOE for the capitalized costs of oil and gas properties. General and administrative expenses during the period amounted to $757,000. The Company incurred interest expense of $2,656,000, including $1,022,000 of non-cash charges for the amortization of debt discount and debt issue costs. Liquidated damages of $440,000 relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

18

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

Dated: May 15, 2007

FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower

Dennis B. Tower

Chief Executive Officer

(Principal Executive Officer)

/s/ W. Kirk Bosché

W. Kirk Bosché

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)