Form 10KSB/A
period 2006-12-31
FOOTHILLS RESOURCES INC
filed 2007-08-03
CIK 1133494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-31547
FOOTHILLS RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0339560 (I.R.S. Employer Identification Number)

4540 California Avenue, Suite 550 Bakersfield, California (Address of principal executive offices)	93309 (Zip Code)
(661) 716-1320
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

None (Title of Class)	None (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value (Title of Class)	None (Name of Each Exchange on Which Registered)
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
$54,416,403 as of June 15, 2007,
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
60,462,670 on June 15, 2007

Foothills Resources, Inc., hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (originally filed with the Securities and Exchange Commission on April 16, 2007) to revise its disclosure in Part II, Item 8A. Except for the foregoing, no other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.
PART II
Item 8A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely alerting the Chief Executive Officer and Chief Financial Officer to material information required to be included in the Company’s periodic reports filed or furnished with the SEC.
Changes in Internal Control Over Financial Reporting
There was no significant change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
Item 13. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2006, by and between Foothills Resources, Inc., a Nevada corporation, Brasada Acquisition Corp., a Delaware corporation and Brasada California, Inc., a Delaware corporation. (1)
3.1	Articles of Incorporation of Foothills Resources, Inc. (2)
3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc. (3)
3.3	Bylaws of Foothills Resources, Inc. (4)
4.1	Specimen Stock Certificate of Foothills Resources, Inc. (5)
4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006. (6)
4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders. (7)
4.4	Warrant issued to Goldman, Sachs & Co. in connection with the Credit Agreement, dated as of September 8, 2006. (8)
4.5	Warrant issued to Goldman, Sachs & Co. in the offering, dated as of September 8, 2006. (9)
4.6	Form of Warrant issued to the Investors in the Private Placement Offering, September 8, 2006. (10)
10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the investors in the Offering. (11)
10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the investors in the Offering. (12)

10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc. (13)
10.4	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower. (14)
10.5	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran. (15)
10.6	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché. (16)
10.7	Employment Offer Letter and Agreement, dated April 21, 2006, by and between Foothills Resources, Inc. and James Drennan. (17)
10.8	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc. (18)
10.9	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC. (19)
10.10	Notice and Acknowledgement of Increase of Offering (20)
10.11	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Goose Creek Field and East Goose Creek Field, Harris County, Texas. (21)
10.12	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Cleveland Field, Liberty County, Texas and in Saratoga Field, Hardin County, Texas. (22)
10.13	Supplemental Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. (23)
10.14	Registration Rights Agreement, dated as of September 8, 2006, by and between Foothills Resources, Inc. and TARH E&P Holdings, L.P. (24)
10.15	Credit and Guaranty Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc., certain subsidiaries of Foothills Resources, Inc., Various Lenders and J. Aron & Company. (25)
10.16	Pledge and Security Agreement, First Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company. (26)
10.17	Pledge and Security Agreement, Second Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company. (27)
10.18	Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, First Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent. (28)
10.19	Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, Second Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent. (29)
10.20	Conveyance of Overriding Royalty Interest, dated as of September 8, 2006, from Foothills Texas, Inc. to MTGLQ Investors, L.P. (30)
10.21	Form of Subscription Agreement and Investor Questionnaire, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (31)
10.22	Form of Securities Purchase Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (32)
10.23	Form of Registration Rights Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (33)
10.24	Employment Agreement, dated October 4, 2006, by and between Foothills Resources, Inc. and Michael Moustakis. (34)
16.1	Letter from Amisano Hanson regarding Change in Certifying Accountant. (35)
21.1	List of subsidiaries (36)
23.1	Consent of Independent Registered Public Accounting Firm. (37)

23.2	Consent of Independent Reservoir Engineers. (38)
24.1	Powers of Attorney. (39)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (40)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (41)
31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. (42)
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. (43)
31.5	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated August 1, 2007. †
31.6	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated August 1, 2007. †
32.1	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2007. (44)
32.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2007. (45)
32.3	Certification of Principal Executive Officer and, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007. (46)
32.4	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007. (47)
32.5	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2007. †
32.6	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2007. †

†	Filed herewith.

1.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

2.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

5.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

6.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

7.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

8.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

9.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

11.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

12.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

13.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

14.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

15.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

16.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

17.	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 10, 2006 (File No. 333-137925).

18.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

19.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

20.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

21.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

22.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

23.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

24.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

25.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

26.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

27.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

28.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

29.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

30.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

31.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

32.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

33.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

34.	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 14, 2006 (File No. 333-137925).

35.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 5, 2006 (File No. 001-31547).

36.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

37.	Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

38.	Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

39.	Incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

40.	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

41.	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

42.	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

43.	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

44.	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

45.	Incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

46.	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

47.	Incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2007	FOOTHILLS RESOURCES, INC.
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

Name	Position	Date

/s/ Dennis B. Tower Dennis B. Tower	Chief Executive Officer, Director (Principal Executive Officer)	August 1, 2007

/s/ John L. Moran* John L. Moran	President, Director	August 1, 2007

/s/ W. Kirk Bosché W. Kirk Bosché	Chief Financial Officer (Principal Financial Officer)	August 1, 2007

/s/ John A. Brock* John A. Brock	Director	August 1, 2007

/s/ Frank P. Knuttel* Frank P. Knuettel	Director	August 1, 2007

/s/ David A. Melman* David A. Melman	Director	August 1, 2007

/s/ Christopher P. Moyes* Christopher P. Moyes	Director	August 1, 2007
*   Dennis B. Tower as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2006, by and between Foothills Resources, Inc., a Nevada corporation, Brasada Acquisition Corp., a Delaware corporation and Brasada California, Inc., a Delaware corporation. (1)
3.1	Articles of Incorporation of Foothills Resources, Inc. (2)
3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc. (3)
3.3	Bylaws of Foothills Resources, Inc. (4)
4.1	Specimen Stock Certificate of Foothills Resources, Inc. (5)
4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006. (6)
4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders. (7)
4.4	Warrant issued to Goldman, Sachs & Co. in connection with the Credit Agreement, dated as of September 8, 2006. (8)
4.5	Warrant issued to Goldman, Sachs & Co. in the offering, dated as of September 8, 2006. (9)
4.6	Form of Warrant issued to the Investors in the Private Placement Offering, September 8, 2006. (10)
10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the investors in the Offering. (11)
10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the investors in the Offering. (12)

10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc. (13)
10.4	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower. (14)
10.5	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran. (15)
10.6	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché. (16)
10.7	Employment Offer Letter and Agreement, dated April 21, 2006, by and between Foothills Resources, Inc. and James Drennan. (17)
10.8	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc. (18)
10.9	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC. (19)
10.10	Notice and Acknowledgement of Increase of Offering (20)
10.11	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Goose Creek Field and East Goose Creek Field, Harris County, Texas. (21)
10.12	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Cleveland Field, Liberty County, Texas and in Saratoga Field, Hardin County, Texas. (22)
10.13	Supplemental Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. (23)
10.14	Registration Rights Agreement, dated as of September 8, 2006, by and between Foothills Resources, Inc. and TARH E&P Holdings, L.P. (24)
10.15	Credit and Guaranty Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc., certain subsidiaries of Foothills Resources, Inc., Various Lenders and J. Aron & Company. (25)
10.16	Pledge and Security Agreement, First Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company. (26)
10.17	Pledge and Security Agreement, Second Lien, dated as of September 8, 2006, by and between Foothills Resources, Inc., Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and J. Aron & Company. (27)
10.18	Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, First Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent. (28)
10.19	Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement, Second Lien, dated September 8, 2006, from Foothills Texas, Inc. to John K. Howie, as Trustee, and J. Aron & Company, as Agent. (29)
10.20	Conveyance of Overriding Royalty Interest, dated as of September 8, 2006, from Foothills Texas, Inc. to MTGLQ Investors, L.P. (30)
10.21	Form of Subscription Agreement and Investor Questionnaire, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (31)
10.22	Form of Securities Purchase Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (32)
10.23	Form of Registration Rights Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering. (33)
10.24	Employment Agreement, dated October 4, 2006, by and between Foothills Resources, Inc. and Michael Moustakis. (34)
16.1	Letter from Amisano Hanson regarding Change in Certifying Accountant. (35)
21.1	List of subsidiaries (36)
23.1	Consent of Independent Registered Public Accounting Firm. (37)

23.2	Consent of Independent Reservoir Engineers. (38)
24.1	Powers of Attorney. (39)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (40)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 12, 2007. (41)
31.3	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. (42)
31.4	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated April 30, 2007. (43)
31.5	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated August 1, 2007. †
31.6	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, dated August 1, 2007. †
32.1	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2007. (44)
32.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2007. (45)
32.3	Certification of Principal Executive Officer and, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007. (46)
32.4	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2007. (47)
32.5	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2007. †
32.6	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 1, 2007. †

†	Filed herewith.

1.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

2.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

5.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

6.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

7.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

8.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

9.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

11.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

12.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

13.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

14.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

15.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

16.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

17.	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 10, 2006 (File No. 333-137925).

18.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

19.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

20.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

21.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

22.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

23.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

24.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

25.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

26.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

27.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

28.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

29.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

30.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

31.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

32.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

33.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

34.	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 14, 2006 (File No. 333-137925).

35.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 5, 2006 (File No. 001-31547).

36.	Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

37.	Incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

38.	Incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

39.	Incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

40.	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

41.	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

42.	Incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

43.	Incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

44.	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

45.	Incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2007.

46.	Incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.

47.	Incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2007.