Form 10QSB
period 2007-06-30
FOOTHILLS RESOURCES INC
filed 2007-08-14
CIK 1133494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

-------------------------

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to _______________________.

Commission File Number: 001-31547

______________________________________

FOOTHILLS RESOURCES, INC. (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0339560 (I.R.S. Employer Identification Number)
4540 California Avenue, Suite 550 Bakersfield, California (Address of principal executive offices)	93309 (Zip Code)
(661) 716-1320 (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:
None (Title of Class)	None (Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value (Title of Class)	None (Name of Each change on Which Registered)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,462,670 shares of $0.001 par value common stock outstanding as of July 31, 2007.

Transitional Small Business Issuer Format (check one):

Yes	[	]	No	[ X ]

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June	December
	30, 2007	31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,041	$ 8,673
Accounts receivable	1,529	1,452
Prepaid expenses	365	212
Fair value of derivative financial instruments	43	833
	6,978	11,170

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting -
Proved properties	67,095	64,850
Unproved properties not being amortized	676	420
Other property and equipment	529	475
	68,300	65,745
Less accumulated depreciation, depletion and amortization	(2,080)	(814)
	66,220	64,931

Other assets	616	1,466

	$ 73,814	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June	December
	30, 2007	31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 3,032	$ 2,509
Accounts payable and accrued liabilities	1,137	2,600
Fair value of derivative financial instruments	75	-
Liquidated damages	1,193	-
	5,437	5,109

Long-term debt	30,887	29,666

Asset retirement obligations	592	570

Fair value of derivative instruments	728	-

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - 100,000,000 shares authorized 60,462,670 shares outstanding	60	60
Additional paid-in capital	44,772	44,331
Accumulated deficit	(7,902)	(3,764)
Accumulated other comprehensive income (loss)	(760)	1,595

	36,170	42,222

	$ 73,814	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Oil and gas revenues	$ 3,462	$ -	$ 7,303	$ -
Interest income	78	78	162	82
	3,540	78	7,465	82

Expenses:
Production costs	1,362	-	2,359	-
General and administrative	890	1,524	1,647	1,652
Interest	2,474	-	5,131	-
Liquidated damages	753	-	1,193	-
Depreciation, depletion and amortization	599	5	1,273	5
	6,078	1,529	11,603	1,657

Net loss	$ (2,538)	$ (1,451)	$ (4,138)	$ (1,575)

Basic and diluted net loss per share	$ (0.04)	$ (0.03)	$ (0.07)	$ (0.05)

Weighted average number of common shares outstanding – basic and diluted	60,418,335	46,209,649	60,397,697	31,871,979

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (4,138)	$ (1,575)
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	252	114
Depreciation, depletion and amortization	1,251	5
Accretion of asset retirement obligation	22	-
Amortization of discount on long-term debt	1,744	-
Amortization of debt issue costs	104	-
Changes in assets and liabilities -
Accounts receivable	(63)	-
Prepaid expenses	(170)	(227)
Accounts payable and accrued liabilities	(1,407)	37
Liquidated damages	1,193	-

Net cash used for operating activities	(1,212)	(1,646)

Cash flows from investing activities:
Additions to oil and gas properties	(2,332)	(4,965)
Additions to other property and equipment	(54)	(128)
Increase in other assets	-	(92)

Net cash used for investing activities	(2,386)	(5,185)

Cash flows from financing activities:
Members’ capital contributions	-	50
Proceeds from issuance of common stock and warrants		12,766
Stock issuance costs	(34)	(699)

Net cash provided by (used for) financing activities	(34)	12,117

Net increase (decrease) in cash and cash equivalents	(3,632)	5,286
Cash and cash equivalents at beginning of the period	8,673	-

Cash and cash equivalents at end of the period	$ 5,041	$ 5,286

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$ 3,300	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Accum-	Accum- ulated Other Compre- hensive
	Number	Par Value	Paid-in Capital	bers’ Capital	ulated Deficit	Income (Loss)	Total

Balance, December 29, 2005 (date of inception)	-	$ -	$ -	$ -	$ -	$ -	$ -

Contributions	-	-	-	50	-	-	50

Balance, December 31, 2005	-	-	-	50	-	-	50

Contributions	-	-	-	50	-	-	50

Exchange of members’ capital for common shares and conversion from limited liability company to corporation	17,375,000	17	83	(100)	-	-	-

Issuance of common stock and warrants	42,112,753	42	42,972	-	-	-	43,014

Exercise of warrants	889,076	1	888	-	-	-	889

Stock-based compensation	-	-	388	-	-	-	388

Change in fair value of derivative financial instruments	-	-	-	-	-	1,595	1,595

Net loss	-	-	-	-	(3,764)	-	(3,764)

Balance, December 31, 2006	60,376,829	60	44,331	-	(3,764)	1,595	42,222

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Accum-	Accum- ulated Other Compre- hensive
	Number	Par Value	Paid-in Capital	bers’ Capital	ulated Deficit	Income (Loss)	Total

Issuance of common stock (unaudited)	85,841	-	223	-	-	-	223

Stock-based compensation (unaudited)	-	-	252	-	-	-	252

Change in fair value of derivative financial instruments (unaudited)	-	-	-	-	-	(2,355)	(2,355)

Stock issuance costs (unaudited)	-	-	(34)	-	-	-	(34)

Net loss (unaudited)	-	-	-	-	(4,138)	-	(4,138)

Balance, June 30, 2007 (unaudited)	60,462,670	$ 60	$44,772	$ -	$ (7,902)	$ (760)	$36,170

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(unaudited)

Note 1 – Summary of Operations

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

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not impact the Company’s financial statements.

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

Note 3 – Asset Retirement Obligation

The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the six months ended June 30, 2007 (in thousands):

Asset retirement obligation, beginning of period	$ 570
Accretion expense	22

Asset retirement obligation, end of period	$ 592

Note 4 – Long-term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Secured promissory note	$ 42,500	$ 42,500
Less: unamortized discount	(8,581)	(10,325)
	33,919	32,175
Less: current portion	(3,032)	(2,509)

	$ 30,887	$ 29,666

To finance a portion of the acquisition of certain producing properties in the Texas Gulf Coast area (the “Texas Acquisition”) in 2006, the Company executed a credit agreement (the “Credit Agreement”) with a financial institution (the “Lender”), whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of June 30, 2007, $42,500,000 was outstanding under the Facility.

The Facility will terminate and all amounts borrowed under the Facility will be due and payable on September 7, 2010. The interest rate on the Facility was initially LIBOR plus 700 basis points, and was increased by 100 basis points on each of September 22, 2006, October 23, 2006 and November 22, 2006 when the Company did not satisfy a requirement of the credit agreement to raise an additional $5,000,000 in equity capital on or before those dates. The interest rate at June 30, 2007 was 15.4%. The Company is required to make quarterly interest and principal payments on the Facility equal to the adjusted net cash flow attributable to the properties acquired in the Texas Acquisition. The Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, and prohibits any dividends on or redemptions of Foothills’ capital stock.

The terms of the Facility require the Company to maintain certain covenants. As of June 30, 2007, the Company was in compliance with all of the financial covenants.

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

Note 5 – Stockholders’ Equity

Registration rights payments

The purchasers of units consisting of shares of common stock and warrants issued by Foothills in private placement financings in 2006 have registration rights, pursuant to which the Company agreed to register for resale the shares of common stock and the shares of common stock issuable upon exercise of the warrants. In the event that the registration statements are not declared effective by the Securities and Exchange Commission (“SEC”) by specified dates, the Company is required to pay liquidated damages to the purchasers.

The purchasers of 17,142,857 units issued in April 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the mandatory effective date (January 28, 2007). The total amount recorded at June 30, 2007 for these liquidated damages was $316,000. Amounts payable as liquidated damages cease when the shares can be sold under Rule 144 of the Securities Act of 1933, as amended. The Company has determined that liquidated damages ceased on April 6, 2007 as to a minimum of 16,192,613 units, and expects that liquidated damages will cease no later than July 6, 2007 as to the remaining units.

The purchasers of an aggregate of 10,093,804 units issued in September 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the applicable mandatory effective dates (March 7, 2007 for 10,000,000 units and March 28, 2007 for the remaining 93,804 units). The total amount recorded at June 30, 2007 for these liquidated damages was $877,000. The investors in the September 2006 private placement financing have the right to take the liquidated damages either in cash or in shares of Foothills’ common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages will not exceed 10% of the purchase price for the units or $2,271,000.

The Company filed the required registration statement but the registration statement has not yet become effective. As a result, the Company had incurred the obligation to pay a total of approximately $1,193,000 in liquidated damages as of June 30, 2007, which amount has been recorded as liquidated damages expense in the consolidated statement of operations.

Stock-based employee compensation plan

Foothills’ 2006 and 2007 Equity Incentive Plans (the “Plans”) enable the Company to provide equity-based incentives through grants or awards to present and future employees, directors, consultants and other third party service providers. Foothills’ Board of Directors reserved an aggregate total of 7,000,000 shares of Foothills’ common stock for issuance under the Plans. The compensation committee of the Board administers the Plans. The Plans authorize the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, as amended, and stock appreciation rights. Generally, options are granted at prices equal to the fair value of the stock at the date of grant, expire not later than 10 years from the date of grant, and vest ratably over a three-year period following the date of grant. From time to time, options with differing terms have been granted, as approved by the Board of Directors.

The estimated fair value of the options granted during the six months ended June 30, 2007 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

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

Option activity under the Plans during the six months ended June 30, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,790,000	$1.53
Granted	90,000	1.17
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2007	1,880,000	$1.52	9.0	$328,000

Exercisable at June 30, 2007	895,000	$1.62	8.9	$164,000

Stock-based compensation for the three months and the six months ended June 30, 2007 totaling $139,000 and $252,000, respectively, has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $0.46. As of June 30, 2007, $836,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.6 years. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of June 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. As of June 30, 2007, 5,120,000 shares were available for future grants under the Plans. No stock options were exercised during the six months ended June 30, 2007.

Note 6 – Derivative Instruments and Price Risk Management Activities

The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production. Swaps are designed to fix the price of anticipated sales of future production. The Company entered into most of the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133. The Company recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. The Company recognized pre-tax income of $213,000 and $637,000, respectively, in oil and gas revenues for the three months and six months ended June 30, 2007 due to realized settlements of its price hedging contracts. The Company recorded unrealized losses on cash flow hedging contracts of $1,041,000 and $2,355,000, respectively, net of deferred taxes of zero, for the three months and six months ended June 30, 2007. As of June 30, 2007, the Company anticipates that $32,000 of unrealized losses, net of deferred taxes of zero, will be reclassified into earnings within the next 12 months. No cash flow hedges were determined to be ineffective during 2007. Irrespective of the unrealized gains or losses reflected in other comprehensive income, the ultimate impact to net income over the life of the hedges will reflect the actual settlement values. Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of June 30, 2007 were as follows:

Contract Period and Type	Total Volume	NYMEX Swap Price	Fair Value (in thousands)

Crude oil contracts (barrels)
Swap contracts:
July 2007 – December 2007	70,840	$71.73	$33
January 2008 – December 2008	148,994	71.01	(188)
January 2009 – December 2009	135,041	69.41	(361)
January 2010 – September 2010	74,206	68.00	(244)

		Total	$(760)

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

To finance a portion of the acquisition of properties in Texas in September 2006, the Company executed a credit agreement with a financial institution, whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of June 30, 2007, $42,500,000 was outstanding under the Facility.

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

Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006

The Company had no operating revenues for the three months ended June 30, 2006 and reported a net loss of $1,451,000 for the quarter, which was comprised of $78,000 of interest income, $1,524,000 of general and administrative expenses, and $5,000 of depreciation.

For the three months ended June 30, 2007, the Company reported a net loss of $2,538,000, or $0.04 per basic and diluted share. Results of operations for the quarter were negatively impacted by the effect of planned and/or non-recurring workover and well servicing operations on certain wells in Texas, which temporarily halted production from those wells during the workover and servicing operations. The costs of such operations also increased total reported production costs for the quarter. In addition, production from certain wells was shut-in for part of the quarter awaiting the availability of a service barge. Oil and gas revenues were $3,462,000, including $213,000 of realized gains from the Company’s oil and gas cash flow hedges. The average sales price received by the Company during this period for its oil and gas production was $60.26 per barrel of oil equivalent (“BOE”), excluding the effects of gains from cash flow hedges. The Company’s net daily production for the quarter was 593 BOE. Production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, were $1,362,000, or $25.27 per BOE. Depreciation, depletion and amortization totaled $599,000, including $10.46 per BOE for the capitalized costs of oil and gas properties. General and administrative expenses during the period amounted to $890,000. The Company incurred interest expense of $2,474,000, including $826,000 of non-cash charges for the amortization of debt discount and debt issue costs. Liquidated damages of $753,000 relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities.

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006

The Company had no operating revenues for the six months ended June 30, 2006 and reported a net loss of $1,575,000 for the period, which was comprised of $82,000 of interest income, $1,652,000 of general and administrative expenses, and $5,000 of depreciation.

For the six months ended June 30, 2007, the Company reported a net loss of $4,138,000, or $0.07 per basic and diluted share. Results of operations for the period were negatively impacted by the effect of planned and/or non-recurring workover and well servicing operations on certain wells in Texas, which temporarily halted production from those wells during the workover and servicing operations. The costs of such operations also increased total reported production costs for the period. In addition, production from certain wells was shut-in for part of the period awaiting the availability of a service barge. Oil and gas revenues were $7,303,000, including $637,000 of realized gains from the Company’s oil and gas cash flow hedges. The average sales price received by the Company during this period for its oil and gas production was $57.45 per barrel of oil equivalent (“BOE”), excluding the effects of gains from cash flow hedges. The Company’s net daily production for the period was 641 BOE. Production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, were $2,358,000, or $20.32 per BOE. Depreciation, depletion and amortization totaled $1,273,000, including $10.38 per BOE for the capitalized costs of oil and gas properties. General and administrative expenses during the period amounted to $1,647,000. The Company incurred interest expense of $5,131,000, including $1,848,000 of non-cash charges for the amortization of debt discount and debt issue costs. Liquidated damages of $1,193,000 relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

19

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

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as required by Rule 13a-15 of the Exchange Act. Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and in timely alerting the Chief Executive Officer and Chief Financial Officer to material information required to be included in the Company’s periodic reports filed or furnished with the SEC.

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

Dated: August 14, 2007

FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower

Dennis B. Tower

Chief Executive Officer

(Principal Executive Officer)

/s/ W. Kirk Bosché

W. Kirk Bosché

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)