Form 10QSB
period 2007-09-30
FOOTHILLS RESOURCES INC
filed 2007-11-13
CIK 1133494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

-------------------------

[	]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to _______________________.

Commission File Number: 001-31547

______________________________________

FOOTHILLS RESOURCES, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	98-0339560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4540 California Avenue, Suite 550
Bakersfield, California	93309
(Address of Principal Executive Offices)	(Zip Code)

(661) 716-1320
(Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,462,670 shares of $0.001 par value common stock outstanding as of October 31, 2007.

Transitional Small Business Issuer Format (check one):

Yes	[	]	No	[ X ]

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September	December
	30, 2007	31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,209	$ 8,673
Accounts receivable	1,526	1,452
Prepaid expenses	314	212
Fair value of derivative financial instruments	-	833
	6,049	11,170

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting -
Proved properties	68,370	64,850
Unproved properties not being amortized	777	420
Other property and equipment	533	475
	69,680	65,745
Less accumulated depreciation, depletion and amortization	(2,682)	(814)
	66,998	64,931

Other assets	574	1,466

	$ 73,621	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	September	December
	30, 2007	31, 2006
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 5,398	$ 2,509
Accounts payable and accrued liabilities	1,473	2,600
Fair value of derivative financial instruments	948	-
Liquidated damages	1,895	-
	9,714	5,109

Long-term debt	29,424	29,666

Asset retirement obligations	603	570

Fair value of derivative instruments	941	-

Stockholders’ equity:
Preferred stock, $0.001 par value 25,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value - 250,000,000 shares authorized, 60,462,670 and 60,376,829 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	60	60
Additional paid-in capital	44,842	44,331
Accumulated deficit	(10,073)	(3,764)
Accumulated other comprehensive income (loss)	(1,890)	1,595

	32,939	42,222

	$ 73,621	$ 77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Oil and gas revenues	$ 3,638	$ 1,105	$ 10,941	$ 1,105
Interest income	59	49	222	130
	3,697	1,154	11,163	1,235

Expenses:
Production costs	1,171	219	3,530	219
General and administrative	760	695	2,407	2,347
Interest	2,629	583	7,760	583
Liquidated damages	702	-	1,895	-
Depreciation, depletion and amortization	607	282	1,880	287
	5,869	1,779	17,472	3,436

Net loss	$ (2,172)	$ (625)	$ (6,309)	$ (2,201)

Basic and diluted net loss per share	$ (0.04)	$ (0.01)	$ (0.10)	$ (0.06)

Weighted average number of common shares outstanding – basic and diluted	60,462,670	51,350,897	60,419,593	38,436,302

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (6,309)	$ (2,201)
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	356	259
Depreciation, depletion and amortization	1,847	280
Accretion of asset retirement obligation	33	7
Amortization of discount on long-term debt	2,647	224
Amortization of debt issue costs	161	13
Changes in assets and liabilities -
Accounts receivable	(55)	(1,129)
Prepaid expenses	(134)	(191)
Accounts payable and accrued liabilities	(1,072)	645
Liquidated damages	1,895	-

Net cash used for operating activities	(631)	(2,093)

Cash flows from investing activities:
Additions to oil and gas properties	(3,707)	(62,401)
Additions to other property and equipment	(58)	(163)
Increase in other assets	-	(119)

Net cash used for investing activities	(3,765)	(62,683)

Cash flows from financing activities:
Proceeds of borrowings	-	42,500
Debt issuance costs	-	(669)
Members’ capital contributions	-	50
Proceeds from issuance of common stock and warrants		35,521
Stock issuance costs	(68)	(1,916)

Net cash provided by (used for) financing activities	(68)	75,486

Net increase (decrease) in cash and cash equivalents	(4,464)	10,710
Cash and cash equivalents at beginning of the period	8,673	-

Cash and cash equivalents at end of the period	$ 4,209	$ 10,710

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$ 4,969	$ -
Income taxes	$ -	$ -

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

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(dollars in thousands, except per share amounts)

	Common Stock		Addi- tional	Mem-	Accum-	Accum- ulated Other Compre- hensive
	Number	Par Value	Paid-in Capital	bers’ Capital	ulated Deficit	Income (Loss)	Total

Issuance of common stock (unaudited)	85,841	-	223	-	-	-	223

Stock-based compensation (unaudited)	-	-	356	-	-	-	356

Change in fair value of derivative financial instruments (unaudited)	-	-	-	-	-	(3,485)	(3,485)

Stock issuance costs (unaudited)	-	-	(68)	-	-	-	(68)

Net loss (unaudited)	-	-	-	-	(6,309)	-	(6,309)

Balance, September 30, 2007 (unaudited)	60,462,670	$ 60	$44,842	$ -	$(10,073)	$ (1,890)	$32,939

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Note 3 – Asset Retirement Obligation

The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the nine months ended September 30, 2007 (in thousands):

Asset retirement obligation, beginning of period	$ 570
Accretion expense	33

Asset retirement obligation, end of period	$ 603

Note 4 – Long-term Debt

Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006

Secured promissory note	$ 42,500	$ 42,500
Less: unamortized discount	(7,678)	(10,325)
	34,822	32,175
Less: current portion	(5,398)	(2,509)

	$ 29,424	$ 29,666

To finance a portion of the acquisition of certain producing properties in the Texas Gulf Coast area (the “Texas Acquisition”) in 2006, the Company executed a credit agreement (the “Credit Agreement”) with a financial institution (the “Lender”), whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of September 30, 2007, $42,500,000 was outstanding under the Facility.

The Facility will terminate and all amounts borrowed under the Facility will be due and payable on September 7, 2010. The interest rate on the Facility was initially LIBOR plus 700 basis points, and was increased by 100 basis points on each of September 22, 2006, October 23, 2006 and November 22, 2006 when the Company did not satisfy a requirement of the credit agreement to raise an additional $5,000,000 in equity capital on or before those dates. The interest rate at September 30, 2007 was 15.2%. The Company is required to make quarterly interest and principal payments on the Facility equal to the adjusted net cash flow attributable to the properties acquired in the Texas Acquisition. The Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, and prohibits any dividends on or redemptions of Foothills’ capital stock.

The terms of the Facility require the Company to maintain certain covenants. As of September 30, 2007, the Company was in compliance with all of the financial covenants.

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

The purchasers of 17,142,857 units issued in April 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the mandatory effective date (January 28, 2007). The total amount recorded at September 30, 2007 for these liquidated damages was $322,000. Amounts payable as liquidated damages cease when the shares can be sold under Rule 144 of the Securities Act of 1933, as amended. The Company has determined that liquidated damages ceased on April 6, 2007 as to a minimum of 16,192,613 units, and that liquidated damages ceased on July 6, 2007 as to the remaining units.

The purchasers of an aggregate of 10,093,804 units issued in September 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the applicable mandatory effective dates (March 7, 2007 for 10,000,000 units and March 28, 2007 for the remaining 93,804 units). The total amount recorded at September 30, 2007 for these liquidated damages was $1,573,000. The investors in the September 2006 private placement financing have the right to take the liquidated damages either in cash or in shares of Foothills’ common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages will not exceed 10% of the purchase price for the units or $2,271,000.

The Company filed the required registration statement but the registration statement has not yet become effective. As a result, the Company had incurred the obligation to pay a total of approximately $1,895,000 in liquidated damages as of September 30, 2007, which amount has been recorded as liquidated damages expense in the consolidated statement of operations.

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

The estimated fair value of the options granted during the nine months ended September 30, 2007 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

Risk free interest rate	4.6 – 5.2%
Expected volatility	85 – 116%
Weighted-average volatility	102%
Dividend yield	0%
Expected years until exercise	0.5 – 3.0

The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest for periods within the expected term of the option was based on a zero-coupon U.S. government instrument over the expected term of the equity instrument. Because Foothills’ common stock has limited trading history, expected volatility was based on the historical volatility of a representative stock with characteristics similar to the Company. The Company has limited historical experience upon which to base estimates of employee option exercise timing (“expected term”) within the valuation model, and utilized estimates for the expected term based on criteria required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Option activity under the Plans during the nine months ended September 30, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,790,000	$1.53
Granted	95,000	1.19
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2007	1,885,000	$1.52	8.7	$216,000

Exercisable at September 30, 2007	948,750	$1.61	8.7	$108,000

Stock-based compensation for the three and nine months ended September 30, 2007 totaling $104,000 and $356,000, respectively, has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $0.83. As of September 30, 2007, $736,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.6 years. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of September 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. As of September 30, 2007, 5,115,000 shares were available for future grants under the Plans. No stock options were exercised during the nine months ended September 30, 2007.

Note 6 – Derivative Instruments and Price Risk Management Activities

The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production. Swaps are designed to fix the price of anticipated sales of future production. The Company entered into most of the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133. The Company recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. For the three and nine months ended September 30, 2007 and 2006, the Company recognized the following pre-tax gains and losses due to realized settlements of its price hedging contracts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Recognized gains (losses) on settlement of hedging instruments	$(118)	$ 37	$ 518	$ 37

Accumulated other comprehensive income included an unrealized loss of $1,890,000 as of September 30, 2007 and an unrealized gain of $1,595,000 as of December 31, 2006 on the Company’s cash flow hedges. As of September 30, 2007, the Company anticipates that $948,000 of unrealized losses, net of deferred taxes of zero, will be reclassified into earnings within the next 12 months. Irrespective of the unrealized gains or losses reflected in other comprehensive income, the ultimate impact to net income over the life of the hedges will reflect the actual settlement values. No cash flow hedges were determined to be ineffective during 2007. Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of September 30, 2007 were as follows:

Contract Period and Type	Total Volume	NYMEX Swap Price	Fair Value (in thousands)

Crude oil contracts (barrels)
Swap contracts:
October 2007 – December 2007	37,353	$71.69	$(314)
January 2008 – December 2008	148,994	71.01	(783)
January 2009 – December 2009	135,041	69.41	(516)
January 2010 – September 2010	74,206	68.00	(277)

		Total	$(1,890)

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

To finance a portion of the acquisition of properties in Texas in September 2006, the Company executed a credit agreement with a financial institution, whereby the Company may borrow funds under a credit facility in an amount not to exceed $42,500,000 (the “Facility”). As of September 30, 2007, $42,500,000 was outstanding under the Facility.

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

•

In Phase I, Foothills California was obligated to pay 100% of the costs of drilling two shallow wells, acquiring 1,000 acres of new leases, and certain other activities. The Company has fulfilled its obligations under Phase I, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the two drilling units to the deepest depth drilled in the two Phase I obligation wells.

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

18

Results of Operations

The merger of Brasada into our acquisition subsidiary on April 6, 2006 was accounted for as a reverse takeover of the Company by Foothills California. The Company adopted the assets, management, business operations and business plan of Foothills California, which was formed on December 29, 2005. The financial statements of the Company prior to the merger were eliminated at consolidation. Consequently, direct comparisons of current results of operations with those of the comparable periods of the preceding year are not necessarily meaningful.

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006

The Company reported a net loss of $2,172,000, or $0.04 per basic and diluted share, for the three months ended September 30, 2007, compared to a net loss of $625,000, or $0.01 per basic and diluted share, for the three months ended September 30, 2006. Oil and gas revenues for the 2007 quarter increased to $3,638,000 from $1,105,000 for the comparable period in 2006. For the quarter, realized commodity prices after hedge settlements increased from $62.11 per barrel of oil equivalent (“BOE”) for the three months ended September 30, 2006 to $67.32 per BOE for the three months ended September 30, 2007. Realized settlements of price hedging contracts amounted to a net loss of $118,000 during the 2007 period as compared to a net gain of $37,000 during the 2006 period. The Company’s net daily production for the 2007 quarter totaled 54,000 BOE, consisting of 49,000 barrels (“Bbls”) of oil and 32 million cubic feet (“MMCF”) of natural gas, as compared to 18,000 BOE for the 2006 quarter, consisting of 17,000 Bbls of oil and 6 MMCF of natural gas. Total production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, increased to $1,171,000 for the three months ended September 30, 2007 from $219,000 for the three months ended September 30, 2006. The increases in production, oil and gas revenues and production costs resulted primarily from the closing of the Texas Acquisition effective September 1, 2006. General and administrative expenses increased to $760,000 for the 2007 quarter from $695,000 in 2006 as a result of expansion of the Company’s staff and facilities. The Company incurred interest expense of $2,629,000, including $961,000 of non-cash charges for the amortization of debt discount and debt issue costs, during the three months ended September 30, 2007. The increase from $583,000, including $231,000 of non-cash charges for the amortization of debt discount and debt issue costs, for the comparable period in 2006 resulted from $42,500,000 in borrowings for the Texas Acquisition. Liquidated damages of $702,000 for the 2007 quarter relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities. Depreciation, depletion and amortization increased to $607,000, including $569,000 ($10.54 per BOE) for the capitalized costs of oil and gas properties, for the three months ended September 30, 2007, from $282,000, including $264,000 ($14.82 per BOE) for the capitalized costs of oil and gas properties, for the three months ended September 30, 2006, primarily as a result of increases in production attributable to the Texas Acquisition.

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006

The Company reported a net loss of $6,309,000, or $0.10 per basic and diluted share, for the nine months ended September 30, 2007, compared to a net loss of $2,201,000, or $0.06 per basic and diluted share, for the nine months ended September 30, 2006. Oil and gas revenues for the 2007 period increased to $10,941,000 from $1,105,000 for the comparable period in 2006. For the period, realized commodity prices after hedge settlements increased from $62.11 per BOE for the nine months ended September 30, 2006 to $64.33 per BOE for the nine months ended September 30, 2007. Realized settlements of price hedging contracts resulted in net gains of $518,000 and $37,000, respectively, during the 2007 and 2006 periods. The Company’s net daily production for the 2007 period totaled 170,000 BOE, consisting of 151,000 Bbls of oil and 114 MMCF of natural gas, as compared to 18,000 BOE for the 2006 period, consisting of 17,000 Bbls of oil and 6 MMCF of natural gas.

Total production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, increased to $3,530,000 for the nine months ended September 30, 2007 from $219,000 for the nine months ended September 30, 2006. The increases in production, oil and gas revenues and production costs resulted primarily from the closing of the Texas Acquisition effective September 1, 2006. General and administrative expenses increased to $2,407,000 for the 2007 quarter from $2,347,000 in 2006 as a result of expansion of the Company’s staff and facilities. The Company incurred interest expense of $7,760,000, including $2,809,000 of non-cash charges for the amortization of debt discount and debt issue costs, during the nine months ended September 30, 2007. The increase from $583,000, including $231,000 of non-cash charges for the amortization of debt discount and debt issue costs, for the comparable period in 2006 resulted from $42,500,000 in borrowings for the Texas Acquisition. Liquidated damages of $1,895,000 for the 2007 period relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities. Depreciation, depletion and amortization increased to $1,880,000, including $1,774,000 ($10.43 per BOE) for the capitalized costs of oil and gas properties, for the nine months ended September 30, 2007, from $282,000, including $264,000 ($14.82 per BOE) for the capitalized costs of oil and gas properties, for the nine months ended September 30, 2006, primarily as a result of increases in production attributable to the Texas Acquisition.

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

19

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

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Our stockholders voted on the following matters at the Company’s annual meeting of stockholders which was held on July 11, 2007:

		For	Against	Withheld or Abstained
(1)	Election of Directors:
	Dennis B. Tower	30,450,100		338,130
	John L. Moran	30,450,800		337,430
	John A. Brock	30,444,200		344,030
	Frank P. Knuettel	30,456,600		331,630
	David A. Melman	30,455,600		332,630
	Christopher P. Moyes	30,446,100		342,130

(2)	Approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 and the number of authorized shares of preferred stock from 10,000,000 to 25,000,000	28,218,468	2,547,587	22,175

(3)	Approval of our 2007 Equity Incentive Plan	28,040,695	2,673,050	74,485

(4)	Ratification of the appointment of Brown Armstrong Paulden McCown Starbuck Thornburgh & Keeter Accountancy Corporation as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2007	30,581,760	31,860	174,610

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Reference
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2007

FOOTHILLS RESOURCES, INC.

/s/ Dennis B. Tower

Dennis B. Tower

Chief Executive Officer

(Principal Executive Officer)

/s/ W. Kirk Bosché

W. Kirk Bosché

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)