Form 10KSB
period 2007-12-31
FOOTHILLS RESOURCES INC
filed 2008-03-28
CIK 1133494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-31547
FOOTHILLS RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada	98-0339560
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4540 California Avenue, Suite 550
Bakersfield, California	93309
(Address of principal executive offices)	(Zip Code)
(661) 716-1320
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

None	None
(Title of Class)	(Name of Each Exchange
on Which Registered)
Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value	None
(Title of Class)	(Name of Each Exchange
on Which Registered)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State issuer’s revenues for its most recent fiscal year:  $15,427,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$37,299,000 as of February 29, 2008
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
60,572,442 on February 29, 2008

FOOTHILLS RESOURCES, INC. AND SUBSIDIARIES
FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

References in this Annual Report on Form 10-KSB (this “Form 10-KSB” or this “Report”) to “Foothills,” the “Company,” “we,” “our,” and “us” refers to Foothills Resources, Inc., a Nevada corporation, and our wholly owned subsidiaries.
Forward-Looking Statements
This Form 10-KSB contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. This Report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, including those disclosed in this Report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.
PART I.
Item 1. Description of Business.
Company Overview
Foothills, a Nevada corporation originally formed in November 2000, is an oil and gas exploration company engaged in the acquisition, exploration and development of oil and natural gas properties. The Company’s operations are primarily those of Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc., our wholly-owned subsidiaries. Foothills California, Inc., a Delaware corporation, was formed in December 2005 as Brasada Resources LLC, a Delaware limited liability company, and converted to Brasada California, Inc., a Delaware corporation, in February 2006. In April 2006, Brasada California, Inc. merged with our wholly-owned acquisition subsidiary, leaving Brasada California, Inc. the surviving corporation and our wholly-owned subsidiary. Brasada California, Inc. later changed its name to Foothills California, Inc. following the merger. Foothills Oklahoma, Inc. was formed in May 2006 to conduct our operations in Oklahoma. Foothills Texas, Inc. was formed in August 2006 for the purpose of acquiring certain assets from TARH E&P Holdings, L.P. and operating those properties following the consummation of this acquisition in September 2006. We currently conduct our operations primarily through these subsidiaries.
Prior to our acquisition of the properties of TARH E&P Holdings, L.P. in Texas, our primary focus was on oil and natural gas properties located in the Eel River Basin, California, and the Anadarko Basin, Oklahoma. This acquisition expanded our operations into Texas, though we will continue to operate and expect to expand our operations in California and Oklahoma.
Our business strategy is to identify and exploit low-to-moderate risk resources in existing producing areas that can be quickly developed and put on production at low cost, including the acquisition of producing properties with exploitation and exploration potential in these areas. We will also take advantage of our expertise to develop exploratory projects in focus areas and to participate with other companies in those areas to explore for oil and natural gas using state-of-the-art 3D seismic technology.

We have entered into an agreement with Moyes & Co., Inc. to identify potential acquisition, development, exploitation and exploration opportunities that fit with our strategy. Moyes & Co., Inc. is expected to screen opportunities and perform detailed evaluation of those opportunities that we decide to pursue, as well as assist with due diligence and negotiations with respect to such opportunities. Christopher P. Moyes is the beneficial owner of 2.6% of our common stock as of December 31, 2007, and is a member of our board of directors. Mr. Moyes is a major shareholder and the President of Moyes & Co., Inc. As Moyes & Co., Inc. is being compensated for identifying opportunities and assisting us in pursuing those opportunities, the interests of Moyes & Co., Inc. are not the same as our interests. We are responsible for evaluating any opportunities presented to us by Moyes & Co., Inc. to determine if those opportunities are consistent with our business strategy.
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
Our oil production is expected to be sold at prices tied to the oil futures markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.
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
Employees
As of February 29, 2008 the Company had 13 full-time employees. None of our employees are represented by a labor union, and we consider our employee relations to be good.
Item 2. Description of Property.
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

In the past decade, we believe the industry has overlooked the hydrocarbon potential and production within the Eel River Basin due to its relatively isolated position in California. INNEX Energy, L.L.C. recognized this overlooked potential in the form of multiple low resistivity, low contrast sands that possibly define part of a widespread, basin-centered natural gas play. INNEX Energy, L.L.C. began acquiring oil and gas leases in the area in 2000 to test this concept and entered into a joint venture with Forexco, Inc. in 2002. A subsequent 10-well drilling program in 2003 by Forexco, Inc. encountered drilling and completion problems, but established production from six wells in the Grizzly Bluff area, three of which are now producing approximately 300 thousand cubic feet of gas per day. This field was brought on line in late 2003 with the completion of a natural gas gathering system and a new pipeline that connects to the PG&E Corporation backbone grid for northern California. INNEX Energy, L.L.C. and Forexco, Inc. terminated their joint venture in 2004.
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
In January 2006, Foothills California, Inc. entered into a Farmout and Participation Agreement with INNEX California, Inc., a subsidiary of INNEX Energy, L.L.C., to acquire, explore and develop oil and natural gas properties located in the Eel River Basin, the material terms of which are as follows:
•	We serve as operator of a joint venture with INNEX California, Inc., and have the right to earn an interest in approximately 4,000 existing leasehold acres held by INNEX California, Inc. in the basin, and to participate as operator with INNEX California, Inc. in oil and gas acquisition, exploration and development activities within an area of mutual interest consisting of the entire Eel River Basin.

•	The agreement provides for “drill-to-earn” terms, and consists of three phases.

•	In Phase I, we were obligated to pay 100% of the costs of drilling two shallow wells on the Grizzly Bluff Prospect, acquiring 1,000 acres of new leases, and certain other activities. We have fulfilled our obligations under Phase I, and have received an assignment from INNEX California, Inc. of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX California, Inc. in the two drilling units to the deepest depth drilled in the two Phase I obligation wells.

•	We then had the option, but not the obligation, to proceed into Phase II. We elected to proceed into Phase II and have paid the costs of conducting a 3D seismic survey covering approximately 12.7 square miles on the Grizzly Bluff Prospect and of drilling one additional shallow well. We have fulfilled our obligations under Phase II, and have received an assignment from INNEX California, Inc. of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX California, Inc. in the drilling unit for the well drilled in Phase II and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX California, Inc. to the deepest depth drilled in the three Phase I and II obligation wells.

•	We then had the option, but not the obligation, to proceed into Phase III. We elected to proceed into Phase III, and are paying 100% of the costs of drilling one deep well on the Grizzly Bluff Prospect. Upon completion of Phase III, we will receive an assignment from INNEX California, Inc. of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX California, Inc. in the drilling unit and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX California, Inc. with no depth limitation.

•	After completion of Phase III, the two parties will each be responsible for funding their working interest share of the joint venture’s costs and expenses. We will generally have a 75% working interest in activities conducted on specified prospects existing at the time of execution of the agreement, and a 70% working interest in other activities. Each party will be able to elect not to participate in exploratory wells on a prospect-by-prospect basis, and a non-participating party will lose the opportunity to participate in development activities and all rights to production relating to that prospect.

•	We are also entitled to a proportionate assignment from INNEX California, Inc. of its rights to existing permits, drill pads, roads, rights-of-way, and other infrastructure, as well as its pipeline access and marketing arrangements.

•	INNEX California, Inc. has an option to participate for a 25% working interest in certain producing property acquisitions by us in the area of mutual interest.
During the period from June through August 2006, we drilled the Christiansen 3-15 well and the Vicenus 1-3 well in the Grizzly Bluff Field to total depths of 4,815 feet and 5,747 feet, respectively. We commenced commercial production from the Christiansen 3-15 well and Vicenus 1-3 wells in September 2006 and January 2007, respectively.
In November 2007, we commenced a re-entry and redrilling of the lower portion of the Vicenus 1-3 well. Drilling reached a total depth of 6,068 feet and gas zones were indicated in both the primary objective Lower Rio Dell (“LRD”) 15 sand and secondary objective LRD 16 sand. Casing was cemented in place and production tubing installed.
In December 2007, we moved the drilling rig to the GB 5 development well location, and drilled the well to a total depth of 4,325 feet to test the Lower Anderson sands. The GB 5 well offsets the Zephyr GB 3 well that was tested in 1964 at a rate of 2.5 million cubic feet (“MMcf”) of gas per day from a commingled test of these sands and the deeper LRD sands. In the GB 5 well, good natural gas indications were seen on mud logs and electric logs in three Anderson sands, and production casing and tubing were installed.
After perforating the indicated gas-bearing zones in both the Vicenus 1-3 and GB 5 wells, we did not recover natural gas from either well. We believe this result is inconsistent with the mud log shows, electric log interpretations, and the offsetting well information. Our preliminary conclusion is that polymer fluids used during drilling operations most likely damaged the reservoirs near the wellbores. This conclusion is based in part on the fact that, during the drilling of the Vicenus 1-3 in 2006 using an oil-based mud system, electric log data and a significant gas kick verified the presence of natural gas in the LRD 15 sand at a subsurface location that is only a few feet laterally from the LRD 15 sand encountered in the current re-entry. We have temporarily suspended further testing on the two wells, and are in the process of designing stimulation programs to fracture the formations beyond the damaged zones in the wells.
In January 2008, we moved the drilling rig to the surface drilling pad for the GB 4 well. This well was designed to test the deep Grizzly Bear prospect which underlies the Grizzly Bluff Field. We used the oil-based mud system that was employed in the successful drilling of the Christiansen 3-15 and Vicenus 1-3 wells in 2006. We drilled the GB 4 well from a surface location near the Zephyr GB 1 well, which was drilled in 1964. The upper portion of the GB 4 well was drilled as a twin to the Zephyr GB 1 well to evaluate the shallower zones in the LRD formation that previously tested 5 MMcf of gas per day during an extended four-day test period. The lower portion of the GB 4 well was drilled to 9,530 feet to evaluate the good gas shows encountered in the thick Eel River, Pullen and Bear River sandstones in a well drilled in 1971. The wells drilled in the 1960s and 1970s were not put on production and were subsequently abandoned due to the lack of a natural gas market and pipeline connection. Extensive gas shows and electric log indications of gas were encountered from the deeper formations in the GB 4 well. Protective casing was run to total depth in the well to enable a comprehensive testing program to be initiated. The drilling rig will be released, and a completion unit will be brought in from the Sacramento Valley to conduct the testing program. This program is expected to commence as soon as the completion rig is available and is expected to require several weeks to complete due to the number of tests planned for the evaluation program. The drilling of the GB 4 well is expected to fulfill our obligations in the Eel River joint venture and remove existing depth restrictions. We are paying 100% of the costs of drilling the GB 4 well, and will retain a 75% working interest in the well.
Following completion of the testing program on the GB 4 well, the completion rig will be moved to the Vicenus well pad to begin the fracture stimulation program on the Vicenus 1-3 and GB 5 wells. Further drilling in the Eel River Basin will be planned after the cumulative results of these activities have been evaluated.
In January 2008, the Environmental Impact Report prepared for Humboldt County and the California Coastal Commission was fully approved. This document defines environmental and operating terms and conditions in the Grizzly Bluff area and will regulate all of our future drilling activity in the field.
Natural gas production from the Foothills-operated portion of the Grizzly Bluff Field continues to perform to our expectations. Our net production currently averages about 265,000 cubic feet per day.
The Eel River Project is the centerpiece of a large exploitation-exploration opportunity. There is presently minimal competition in the basin, providing us with an opportunity to effectively control the entire basin.
Texas
In September 2006, Foothills Texas, Inc. consummated the acquisition of TARH E&P Holdings, L.P.’s interests in four oilfields in southeastern Texas. We paid aggregate consideration of $62 million for the properties, comprised of a cash payment of approximately $57.5 million and the issuance of 1,691,186 shares of common stock to TARH E&P Holdings, L.P.
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
In November and December 2007, we drilled three development wells in the Goose Creek Field. The Simms-Sweet #62 well was drilled to a total depth of 4,600 feet and electric logging revealed more than 130 feet of net oil pay in multiple horizons between 1,050 feet and 4,480 feet. Production casing was run in the well and an indicated new pool accumulation in the upper Frio was perforated, from which production was initiated at a pumping rate averaging about 35 barrels of oil per day (“BOPD”). We then drilled the A. Gaillard #49 well to a total depth of 3,388 feet. The well has been producing an average of approximately 40 BOPD from the Frio formation since it was placed on production in mid-December 2007. The Ashbel Smith “C” #19 well was drilled to a total depth of 3,992 feet, and has been producing up to 100 BOPD from the Frio formation since production commenced in late December 2007. Electric logging of both wells indicated several additional intervals with commercial potential in shallower zones. We have working interests of 100% in all three wells, and net revenue interests of 75%, 69% and 74%, respectively.
We also drilled a produced-water disposal well to a depth of 6,000 feet on the Simms-Schilling lease in November 2007. Increasing water disposal capacity is an important element of our strategy to increase oil production because production from some wells had been curtailed due to constraints on water handling capacity. This well also identified several oil zones in the shallow section that were previously thought to have been depleted, and we plan to determine how best to develop these horizons.
The Texas oil fields are presently providing us with net production averaging an aggregate of approximately 560 barrels of oil and oil-equivalent gas per day.
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
TeTra Exploration has reprocessed the 3D survey, completed geological and geophysical interpretations of the survey data, and identified drillable prospects. Upon consummation of an agreement with TeTra Exploration to acquire non-exclusive access to the 3D seismic data, we plan to acquire oil and gas leases over those prospects, and negotiate joint ventures with other companies, who will be able to earn interests in the leases by drilling one or more exploratory wells on the prospects. Mr. Moran and John A. Brock, a director of Foothills, are or will be entitled to receive an assignment of an overriding royalty interest on any oil and gas leases acquired by the Company over such prospects, with the amount of the overriding royalty interest determined in accordance with a sliding scale formula based on the lessor royalty interest in such leases.
Oil and Gas Reserves
The following table presents our net proved and proved developed reserves as of December 31, 2007, and the standardized measure of discounted future net cash flows from those reserves. All of our oil and gas properties are located in the United States.

	California	Texas	Total
Total Proved Reserves:
Oil (Bbls)	—	4,173,798	4,173,798
Gas (Mcf)	20,981,597	821,471	21,803,168
Total barrels of oil equivalent (BOE)	3,496,933	4,310,710	7,807,643

Total Proved Developed Reserves:
Oil (Bbls)	—	3,884,302	3,884,302
Gas (Mcf)	1,707,100	729,903	2,437,003
Total barrels of oil equivalent (BOE)	284,517	4,005,953	4,290,470

Standardized measure of discounted future net cash flow (in thousands)			$136,128

Foothills’ estimates of proved reserves for the year ended December 31, 2007 were taken from independent evaluations prepared in accordance with the requirements established by the SEC by Cawley, Gillespie and Associates, Inc.
Net Quantities of Oil and Gas Produced
The following table summarizes sales volumes, sales prices and production cost information for our net oil and gas production for the years ended December 31, 2007 and 2006:

	2007	2006
Net sales volumes
Oil (Bbls)	185,110	69,973
Gas (Mcf)	135,146	30,135
Total (BOE)	207,634	74,995
Average sales price
Oil (per Bbl), excluding the effects of price risk management activities	$77.62	$58.17
Oil (per Bbl), including the effects of price risk management activities	$76.54	$63.09
Gas (per Mcf)	$7.42	$6.34
Average production costs (per BOE):
Lease operating expense	$16.98	$11.61
Severance and ad valorem taxes	$6.33	$6.17
Marketing and transportation expense	$0.32	$0.18
Total average production costs	$23.63	$17.96
Productive Wells
The following table summarizes productive wells as of December 31, 2007:

	Number of Wells
	Oil		Natural Gas		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

California	—	—	1	0.8	1	0.8
Texas	78	77.9	—	—	78	77.9

Total	78	77.9	1	0.8	79	78.7

(1)	Represents the total number of wells at each property.

(2)	Represents our interests in the total number of wells at each property.
Developed and Undeveloped Acreage
The following table summarizes developed and undeveloped acreage as of December 31, 2007:

	Acres
	Developed		Undeveloped		Total
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)

California	729	547	15,378	11,381	16,107	11,928
Texas	2,722	2,694	320	320	3.042	3,014

Total	3,451	3,241	15,698	11,701	19,149	14,942

(1)	Represents the total acreage at each property.

(2)	Represents our interests in the total acreage at each property.
Drilling Activity
The following table sets forth certain information regarding our drilling activities for the periods indicated:

			Period from Commencement
			of Present Business
			Activities
	Year Ended		in April 2006 through
	December 31, 2007		December 31, 2006
	Gross (1)	Net (2)	Gross (1)	Net (2)

Exploration:
Productive	—	—	2	1.5
Dry	—	—	—	—
Development:
Productive	3	3.0	—	—
Dry	—	—	—	—
Total
Productive	3	3.0	2	1.5
Dry	—	—	—	—

(1)	Represents the total number of wells for which there was drilling activity.

(2)	Represents our interests in the total number of wells for which there is drilling activity.
Present Activities
As of December 31, 2007, two gross (1.5 net) development wells in California (the Vicenus 1-3 re-entry and deepened well and the GB 5 development well) had been drilled with indications of productivity, but were awaiting testing. After perforating the indicated gas-bearing zones in both wells, we did not recover natural gas from either well. We believe this result is inconsistent with the mud log shows, electric log interpretations, and the offsetting well information. Our preliminary conclusion is that polymer fluids used during drilling operations most likely damaged the reservoirs near the wellbores. This conclusion is based in part on the fact that, during the drilling of the Vicenus 1-3 in 2006 using an oil-based mud system, electric log data and a significant gas kick verified the presence of natural gas in the LRD 15 sand at a subsurface location that is only a few feet laterally from the LRD 15 sand encountered in the current re-entry. We have temporarily suspended further testing on the two wells, and are in the process of designing stimulation programs to fracture the formations beyond the damaged zones in the wells.
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
None.
PART II.
Item 5. Market for Common Equity and Related Stockholders Matters.
Our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “FTRS.OB” since December 23, 2004 and has been actively traded since April 7, 2006. The following table shows, for the periods indicated since April 7, 2006, the high and low closing sales prices of our common stock:

Fiscal Period	High	Low
2007:
Fourth Quarter 2007	$1.11	$0.79
Third Quarter 2007	$1.32	$0.81
Second Quarter 2007	$1.50	$0.86
First Quarter 2007	$2.10	$1.02
2006:
Fourth Quarter 2006	$2.41	$1.15
Third Quarter 2006	$3.88	$2.08
Second Quarter 2006 (from April 7)	$4.16	$1.67
As of December 31, 2007, there were approximately 252 holders of record of shares of our common stock.
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
Recent Sales of Unregistered Securities
Other than information previously reported, there have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
Forward Looking Statements
This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

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
The Company took its current form in April 2006, when Brasada California, Inc. (“Brasada”) merged with and into an acquisition subsidiary of Foothills. Brasada was formed in December 2005 as Brasada Resources LLC, a Delaware limited liability company, and converted to a Delaware corporation in February 2006. Following the merger, Brasada changed its name to Foothills California, Inc. (“Foothills California”) and is now a wholly owned operating subsidiary of Foothills.
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
In December 2007, the Company entered into a Credit Agreement with various lenders and Wells Fargo Foothill, LLC, as agent (the “Credit Facility”). The Credit Facility provides for a $50 million term loan facility and a $50 million revolving credit facility, with an initial borrowing base of $25 million available under the revolving credit facility. The Credit Facility matures in December 2012, with principal payments scheduled to commence in April 2010 based on 50% of the Company’s cash flow, net of capital expenditures. Interest on the revolving credit facility is payable at prime plus 0.75% or at the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as selected by the Company from time to time, with an unused line fee of 0.50%. Interest on the term loan facility is payable at prime plus 5.25% or at LIBOR plus 6.50%, as selected by the Company from time to time. The Credit Facility contains financial covenants pertaining to asset coverage, interest coverage and leverage ratios. As of December 31, 2007, the Company was in compliance with all of the financial covenants. Additionally, the Credit Facility has restrictions on the operations of the Company’s business, including restrictions on payment of dividends. Borrowings under the term loan facility carry prepayment penalties ranging from 1.00% to 2.00% in the first three years of the Credit Facility. Borrowings under the revolving credit facility may be repaid at any time without penalty. The Credit Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, In connection with the Credit Facility, Foothills issued to the lender under the term loan facility a ten-year warrant to purchase 2,580,159 shares of Foothills’ common stock at an exercise price of $0.01 per share. The fair value of the warrant was recorded as debt issue discount, and is being amortized using the interest method.
The Company used a portion of the proceeds of the Credit Facility to retire amounts outstanding under a secured promissory note in the principal amount of $42,500,000 under a previous credit agreement (the “Mezzanine Facility”). The Credit Facility is expected to provide the Company with significant liquidity for development activities, a substantial reduction in its weighted average cost of debt capital, increased operating flexibility through an improved covenant package, and enhanced ability to manage its cash position (and interest costs) through the revolving structure.

In January 2006, Foothills California entered into a Farmout and Participation Agreement with INNEX California, Inc., a subsidiary of INNEX Energy, L.L.C. (“INNEX”), to acquire, explore and develop oil and natural gas properties located in the Eel River Basin, the material terms of which are as follows:
•	Foothills California serves as operator of a joint venture with INNEX, and has the right to earn an interest in approximately 4,000 existing leasehold acres held by INNEX in the basin, and to participate as operator with INNEX in oil and gas acquisition, exploration and development activities within an area of mutual interest consisting of the entire Eel River Basin.

•	The agreement provides for “drill-to-earn” terms, and consists of three phases.

•	In Phase I, Foothills California was obligated to pay 100% of the costs of drilling two shallow wells, acquiring 1,000 acres of new leases, and certain other activities. The Company has fulfilled its obligations under Phase I, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the two drilling units to the deepest depth drilled in the two Phase I obligation wells.

•	Foothills California then had the option, but not the obligation, to proceed into Phase II. It elected to proceed into Phase II, and has paid the costs of conducting a 3D seismic survey covering approximately 12.7 square miles and of drilling one additional shallow well. The Company has fulfilled its obligations under Phase II, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit for the well drilled in Phase II and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX to the deepest depth drilled in the three Phase I and II obligation wells.

•	Foothills California then had the option, but not the obligation, to proceed into Phase III. It elected to proceed into Phase III, and is paying 100% of the costs of drilling one deep well. Upon completion of Phase III, the Company will receive an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX with no depth limitation.

•	After completion of Phase III, the two parties will each be responsible for funding their working interest share of the joint venture’s costs and expenses. Foothills California will generally have a 75% working interest in activities conducted on specified prospects existing at the time of execution of the agreement, and a 70% working interest in other activities. Each party will be able to elect not to participate in exploratory wells on a prospect-by-prospect basis, and a non-participating party will lose the opportunity to participate in development activities and all rights to production relating to that prospect.

•	Foothills California is also entitled to a proportionate assignment from INNEX of its rights to existing permits, drill pads, roads, rights-of-way, and other infrastructure, as well as its pipeline access and marketing arrangements.

•	INNEX has an option to participate for a 25% working interest in certain producing property acquisitions by the Company in the area of mutual interest.
Results of Operations
Year Ended December 31, 2007 compared with the Year Ended December 31, 2006
The Company reported a net loss of $26,028,000, or $0.43 per basic and diluted share, for the year ended December 31, 2007, compared to a net loss of $3,764,000, or $0.09 per basic and diluted share, for the year ended December 31, 2006. Oil and gas revenues for 2007 increased to $15,171,000 from $4,605,000 in 2006. Realized commodity prices after hedge settlements increased from $61.41 per barrel of oil equivalent (“BOE”) for the year ended December 31, 2006 to $73.06 per BOE for the year ended December 31, 2007. Realized settlements of price hedging contracts amounted to a net loss of $201,000 during 2007 as compared to a net gain of $344,000 during 2006. The Company’s net production for 2007 totaled 208,000 BOE, consisting of 185,000 barrels (“Bbls”) of oil and 135 million cubic feet (“MMCF”) of natural gas, as compared to 75,000 BOE for 2006, consisting of 70,000 Bbls of oil and 30 MMCF of natural gas. Total production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, increased to $4,907,000 for the year ended December 31, 2007 from $1,346,000 for the year ended December 31, 2006. The increases in production, oil and gas revenues and production costs resulted primarily from the acquisition of producing properties in the Texas Gulf Coast area in September 2006 (the “Texas Acquisition”). The Company incurred interest expense of $10,205,000, including $3,609,000 of non-cash charges for the amortization of debt discount and debt issue costs, during the year ended December 31, 2007. The increase from $3,090,000, including $1,165,000 of non-cash charges for the amortization of debt discount and debt issue costs, for 2006 resulted from $42,500,000 in borrowings in September 2006 for the Texas Acquisition. Liquidated damages of $2,591,000 in 2007 relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities. Depreciation, depletion and amortization increased to $2,785,000, including $2,614,000 ($12.59 per BOE) for the capitalized costs of oil and gas properties, for the year ended December 31, 2007, from $829,000, including $775,000 ($10.33 per BOE) for the capitalized costs of oil and gas properties, for the year ended December 31, 2006, primarily as a result of increases in production attributable to the Texas Acquisition. During 2007, the Company recorded a loss of $17,593,000 in connection with the early retirement of the Mezzanine Facility, including $7,429,000 of non-cash charges relating to the unamortized balances of debt discount and debt issue costs.
Year Ended December 31, 2006 compared with the Period from Inception (December 29, 2005) through December 31, 2005
The merger of Brasada into our acquisition subsidiary in April 2006 was accounted for as a reverse takeover of the Company by Foothills California. The Company adopted the assets, management, business operations and business plan of Foothills California, which was formed in December 2005. The financial statements of the Company prior to the merger were eliminated at consolidation. Consequently, direct comparisons of the results of operations for the year ended December 31, 2006 with those for the period from inception (December 29, 2005) through December 31, 2005 are not meaningful.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Hedging Transactions
In connection with our credit facility with Wells Fargo Foothill, LLC, we are contractually obligated to enter into hedging contracts with the purpose and effect of fixing oil and natural gas prices on no less than 50% of projected oil and gas production from our proved developed producing oil and gas reserves. To fulfill our hedging obligation, we have entered into swap agreements with Wells Fargo Bank, N.A. to hedge the price risks associated with a portion of our anticipated future oil and gas production through September 30, 2010, mitigating a portion of our exposure to adverse market changes and allowing us to predict with greater certainty the effective oil prices to be received for our hedged production. Our swap agreements have not been entered into for trading purposes and we have the ability and intent to hold these instruments to maturity. Wells Fargo Bank, N.A, the counterparty to the swap agreements, is also our lender under a credit facility. We believe that the terms of the swap agreements are at least as favorable as we could have achieved in swap agreements with third parties who are not our lenders.
By removing a significant portion of the price volatility from our future oil and gas revenues through the swap agreements, we have mitigated, but not eliminated, the potential effects of changing oil prices on our cash flows from operations through September 30, 2010. While these and other hedging transactions we may enter into in the future will mitigate our risk of declining prices for oil and gas, they will also limit the potential gains that we would experience if prices in the market exceed the fixed prices in the swap agreements. We have not obtained collateral to support the agreements but monitor the financial viability of our counterparty and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between fixed product prices in the swap agreements and a variable product price representing the average of the closing settlement price(s) on the New York Mercantile Exchange for futures contracts for the applicable trading months. These agreements are settled in cash at monthly expiration dates. In the event of nonperformance, we would be exposed again to price risk. We have some risk of financial loss because the price received for the oil or gas production at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction. We could also suffer financial losses if our actual oil and gas production is less than the hedged production volumes during periods when the variable product price exceeds the fixed product price. Moreover, our hedge arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported in the consolidated statement of operations.
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
Our business prior to the merger between our wholly-owned acquisition subsidiary and Foothills California, Inc. (formerly Brasada California, Inc.) in April 2006 involved mineral exploration. In 2001, we acquired a mining lease on a total of five unpatented lode mineral claims property located in the State of Nevada. Subsequent to our fiscal year ended December 31, 2004, we decided to abandon the property and terminate the claims and have since been in the process of reviewing other potential resource and non-resource assets for acquisition. We determined not to pursue the mineral exploration line of business following the April 2006 merger, but could still be subject to claims arising from our former business operations. These claims may arise from our operating activities (such as employee and labor matters), financing and credit arrangements or other commercial transactions. While no claims are pending and we have no actual knowledge of any threatened claims, it is possible that third parties may seek to make claims against us based on our former business operations. Even if any such asserted claims were without merit and we were ultimately found to have no liability for such claims, the defense costs and the distraction of management’s attention may harm the growth and profitability of our business. While the relevant definitive agreements executed in connection with the merger provided indemnities to us for liabilities arising from our prior business activities, these indemnities may not be sufficient to fully protect us from all costs and expenses.
Our hedging activities could result in financial losses or could reduce our net income, which may adversely affect an investment in our common stock.
In connection with our credit facility with Wells Fargo Foothill, LLC, we are contractually obligated to enter into hedging contracts with the purpose and effect of fixing oil and natural gas prices on no less than 50% of projected oil and gas production from our proved developed producing oil and gas reserves. To comply with the requirements of our credit facility, and in order to manage our exposure to price risks in the marketing of our oil and natural gas production, we have entered into oil and natural gas price hedging arrangements with respect to a portion of our expected production. We may enter into additional hedging transactions in the future.
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

RISKS RELATED TO OUR INDUSTRY
Our exploration for oil and gas is risky and may not be commercially successful, and the 3D seismic data and other advanced technologies we use can not eliminate exploration risk, which could impair our ability to generate revenues from our operations.
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
Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years, and rose to record levels on a nominal basis in 2007. The average price for West Texas Intermediate oil in 1999 was $22 per barrel. In 2002 it was $27 per barrel. In 2005, it was $57 per barrel. During 2007, the daily spot price of West Texas Intermediate oil, as reported by the Wall Street Journal, peaked at $99 per barrel, and as of February 29, 2008 was reported as $102 per barrel. We expect that prices will fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry. Prices may not remain at current levels. Future decreases in the prices of oil and natural gas may have a material adverse effect on our financial condition, the future results of our operations and quantities of reserves recoverable on an economic basis.
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
The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:
•	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions (such as our acquisition of certain properties of TARH E&P Holdings, L.P., reserve discoveries or other business initiatives);

•	fluctuations in revenue from our oil and gas business as new reserves come to market;

•	changes in the market for oil and natural gas commodities and/or in the capital markets generally;

•	changes in the demand for oil and natural gas, including changes resulting from the introduction or expansion of alternative fuels;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the oil and gas industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock or warrants.

These and other factors are largely beyond our control, and the impact of these risks, individually or in the aggregate, may result in material adverse changes to the market price of our common stock and our warrants, and/or our results of operations and financial condition.
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
As of February 29, 2008, there are 1,880,000 shares of common stock underlying options issued and outstanding and 23,177,710 shares of common stock underlying warrants issued and outstanding, which if exercised or converted, could decrease the net tangible book value of our common stock. In addition, there are 5,000,000 shares of common stock underlying equity-based incentive grants or awards that may be granted or awarded, of which equity-based incentive grants or awards for 141,176 shares of common stock have already been granted, pursuant to the Company’s 2007 Equity Incentive Plan. If the holders of those options exercise those options, stockholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale the above-described warrants all of the shares of common stock underlying such warrants. Holders of registered underlying shares could resell the shares immediately upon registration, resulting in significant downward pressure on our stock price.
Directors and officers of the Company have a high concentration of common stock ownership.
Based on the 60,572,442 shares of common stock that are issued and outstanding as of February 29, 2008, our officers and directors beneficially own approximately 25% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of Foothills. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.
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
Item 7. Financial Statements
FOOTHILLS RESOURCES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	27

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005	28

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005	29

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005	30

Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Foothills Resources, Inc.
We have audited the accompanying balance sheets of Foothills Resources, Inc. (a Nevada corporation) as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and stockholders’ equity, for the years ended December 31, 2007 and 2006 and for the period from inception (December 29, 2005) through December 31, 2005. Foothills Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foothills Resources, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (December 29, 2005) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION
March 25, 2008
Bakersfield, California

FOOTHILLS RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$165	$8,673
Accounts receivable	1,880	1,452
Prepaid expenses	212	212
Fair value of derivative financial instruments	—	833

	2,257	11,170

Property and equipment, at cost:
Oil and gas properties, using full-cost accounting - Proved properties	75,215	64,850
Unproved properties not being amortized	760	420
Other property and equipment	533	475

	76,508	65,745
Less accumulated depreciation, depletion and amortization	(3,554)	(814)

	72,954	64,931

Other assets	3,413	1,466

	$78,624	$77,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,509
Accounts payable and accrued liabilities	5,669	2,600
Fair value of derivative financial instruments	3,228	—
Liquidated damages	2,591	—

	11,488	5,109

Long-term debt	52,243	29,666

Asset retirement obligations	628	570

Fair value of derivative financial instruments	3,571	—

Stockholders’ equity:
Preferred stock, $0.001 par value - 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value - 250,000,000 shares authorized, 60,572,442 and 60,376,829 shares issued and outstanding at December 31, 2007 and 2006	61	60
Additional paid-in capital	47,224	44,331
Accumulated deficit	(29,792)	(3,764)
Accumulated other comprehensive income (loss)	(6,799)	1,595

	10,694	42,222

	$78,624	$77,567

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

			Inception
			(December
			29, 2005)
	Year Ended		through
	December 31,		December
	2007	2006	31, 2005
Income:
Oil and gas revenues	$15,171	$4,605	$—
Interest income	256	248	—

	15,427	4,853	—

Expenses:
Production costs	4,907	1,346	—
General and administrative	3,374	3,352	—
Interest	10,205	3,090	—
Liquidated damages	2,591	—	—
Depreciation, depletion and amortization	2,785	829	—
Loss on early extinguishment of debt	17,593	—	—

	41,455	8,617	—

Net loss	$(26,028)	$(3,764)	$—

Basic and diluted net loss per share	$(0.43)	$(0.09)	$—

Weighted average number of common shares outstanding — basic and diluted	60,454,510	43,966,775	17,375,000

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

			Inception
			(December
			29, 2005)
	Year Ended		through
	December 31,		December
	2007	2006	31, 2005
Cash flows from operating activities:
Net loss	$(26,028)	$(3,764)	$—
Adjustments to reconcile net loss to net cash used for operating activities -
Stock-based compensation	500	388	—
Depreciation, depletion and amortization	2,741	815	—
Accretion of asset retirement obligation	44	14	—
Amortization of discount on long-term debt	3,370	1,101	—
Amortization of debt issue costs	239	64	—
Loss on early extinguishment of debt	7,429	—	—
Changes in assets and liabilities -
Accounts receivable	(429)	(1,452)	—
Prepaid expenses	(1)	(212)	—
Other assets	35	—	—
Accounts payable and accrued liabilities	451	1,557	—
Liquidated damages	2,591	—	—

Net cash used for operating activities	(9,058)	(1,489)	—

Cash flows from investing activities:
Additions to oil and gas properties	(7,850)	(64,656)	(50)
Additions to other property and equipment	(58)	(476)	—
(Increase) decrease in other assets	—	(79)	—

Net cash used for investing activities	(7,908)	(65,211)	(50)

Cash flows from financing activities:
Proceeds of borrowings	56,000	42,500	—
Repayments of borrowings	(44,000)	—	—
Debt issuance costs	(3,434)	(685)	—
Members’ capital contributions	—	50	50
Proceeds from issuance of common stock and warrants	—	35,616	—
Stock issuance costs	(110)	(2,108)	—

Net cash provided by financing activities	8,458	75,373	50

Net increase (decrease) in cash and cash equivalents	(8,508)	8,673	—
Cash and cash equivalents at beginning of the period	8,673	—	—

Cash and cash equivalents at end of the period	$165	$8,673	$—

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$6,370	$1,816	$—
Income taxes	—	—	—
Noncash investing activities -
Net increases in accrued capital expenditures	2,618	1,014	—
Oil and gas properties acquired for common stock	223	4,174	—
The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

						Accum-
						ulated
						Other
						Compre-
	Common Stock			Mem-	Accum-	hensive
		Par	Additional	bers’	ulated	Income
	Number	Value	Paid-in Capital	Capital	Deficit	(Loss)	Total
Balance, December 29, 2005 (date of inception)	—	$—	$—	$—	$—	$—	$—
Contributions	—	—	—	50	—	—	50

Balance, December 31, 2005	—	—	—	50	—	—	50
Contributions	—	—	—	50	—	—	50
Exchange of members’ capital for common shares and conversion from limited liability company to corporation	17,375,000	17	83	(100)	—	—	—
Issuance of common stock and warrants	42,112,753	42	42,972	—	—	—	43,014
Exercise of warrants	889,076	1	888	—	—	—	889
Stock-based compensation	—	—	388	—	—	—	388
Change in fair value of derivative financial instruments	—	—	—	—	—	1,595	1,595
Net loss	—	—	—	—	(3,764)	—	(3,764)

Balance, December 31, 2006	60,376,829	60	44,331	—	(3,764)	1,595	42,222
The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share amounts)

						Accum-
						ulated
						Other
						Compre-
	Common Stock			Mem-	Accum-	hensive
		Par	Additional	bers’	ulated	Income
	Number	Value	Paid-in Capital	Capital	Deficit	(Loss)	Total
Issuance of common stock and warrants	85,841	—	2,504	—	—	—	2,504
Stock-based compensation	109,772	1	499	—	—	—	500
Change in fair value of derivative financial instruments	—	—	—	—	—	(8,394)	(8,394)
Stock issuance costs	—	—	(110)	—	—	—	(110)
Net loss	—	—	—	—	(26,028)	—	(26,028)

Balance, December 31, 2007	60,572,442	$61	$47,224	$—	$(29,792)	$(6,799)	$10,694

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
Note 1 — Summary of Operations
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
Note 2 — Significant Accounting Policies
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
Asset retirement obligations
     The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate can be made. The Company’s asset retirement obligations primarily relate to the abandonment of oil and gas wells and producing facilities. The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006

Asset retirement obligation, beginning of year	$570	$—
Liabilities incurred	14	556
Accretion expense	44	14

Asset retirement obligation, end of year	$628	$570

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
Earnings per common share
     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options and warrants have been converted using the average price for the period. For purposes of computing earnings per share in a loss period, potential common shares are excluded from the computation of weighted average common shares outstanding if their effect is antidilutive. For the years ended December 31, 2007 and 2006, potential common stock equivalents of 3,506,114 and 9,153,812, respectively, have been excluded from the calculations because their effect would have been antidilutive.
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
     The Company sells a portion of its oil and gas to end users through various marketing companies. For the years ended December 31, 2007 and 2006, crude oil sales to Sunoco Partners Marketing & Terminals, L.P.

accounted for 93% and 96%, respectively, of its oil and gas revenues. The percentage is calculated on oil and gas revenues before any effects of price risk management activities.
New accounting pronouncements
     During December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51,” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. This standard does not presently affect the Company’s financial statements.
     During December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS No. 141(R)”), which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. This standard does not presently affect the Company’s financial statements.
     During February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating the impact that this statement will have on its financial statements.
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
     In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.
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

Note 3 — Long-term Debt
     Long-term debt at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006

Senior term loan	$50,000	$—
Revolving loan	4,500	—
Secured promissory note	—	42,500

	54,500	42,500
Less: unamortized discount	(2,257)	(10,325)

	52,243	32,175
Less: current portion	—	(2,509)

	$52,243	$29,666

     In 2007, the Company entered into a Credit Agreement with various lenders and Wells Fargo Foothill, LLC, as agent (the “Credit Facility”). The Credit Facility provides for a $50 million term loan facility and a $50 million revolving credit facility, with an initial borrowing base of $25 million available under the revolving credit facility. The Credit Facility matures in December 2012, with principal payments scheduled to commence in April 2010 based on 50% of the Company’s cash flow, net of capital expenditures. Interest on the revolving credit facility is payable at prime plus 0.75% or at the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as selected by the Company from time to time, with an unused line fee of 0.50%. Interest on the term loan facility is payable at prime plus 5.25% or at LIBOR plus 6.50%, as selected by the Company from time to time. The Credit Facility contains financial covenants pertaining to asset coverage, interest coverage and leverage ratios. As of December 31, 2007, the Company was in compliance with all of the financial covenants. Additionally, the Credit Facility has restrictions on the operations of the Company’s business, including restrictions on payment of dividends. Borrowings under the term loan facility carry prepayment penalties ranging from 1.00% to 2.00% in the first three years of the Credit Facility. Borrowings under the revolving credit facility may be repaid at any time without penalty. The Credit Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, In connection with the Credit Facility, Foothills issued to the lender under the term loan facility a ten-year warrant to purchase 2,580,159 shares of Foothills’ common stock at an exercise price of $0.01 per share. The fair value of the warrant was recorded as debt issue discount, and is being amortized using the interest method.
     The Company used a portion of the proceeds of the Credit Facility to retire amounts outstanding under a secured promissory note in the principal amount of $42,500,000 under a previous credit agreement (the “Mezzanine Facility”).
     Based on the Company’s forecasts of future cash flow, net of capital expenditures, the aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows (in thousands):

2008	$—
2009	—
2010	—
2011	—
2012	54,500

Total	$54,500

Note 4 — Stockholders’ Equity
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
     The purchasers of 17,142,857 units issued in April 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the mandatory effective date (January 28, 2007). The total amount recorded at December 31, 2007 for these liquidated damages was $322,000. Amounts payable as liquidated damages cease when the shares can be sold under Rule 144 of the Securities Act of 1933, as amended. The Company has determined that liquidated damages ceased on April 6, 2007 as to a minimum of 16,192,613 units, and that liquidated damages ceased on July 6, 2007 as to the remaining units.
     The purchasers of an aggregate of 10,093,804 units issued in September 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the applicable mandatory effective dates (March 7, 2007 for 10,000,000 units and March 28, 2007 for the remaining 93,804 units). The total amount recorded at December 31, 2007 for these liquidated damages was $2,269,000. The investors in the September 2006 private placement financing have the right to take the liquidated damages either in cash or in shares of Foothills’ common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages will not exceed 10% of the purchase price for the units or $2,271,000.
     The Company filed the required registration statement but the registration statement has not yet become effective. As a result, the Company had incurred the obligation to pay a total of approximately $2,591,000 in liquidated damages as of December 31, 2007, which amount has been recorded as liquidated damages expense in the consolidated statement of operations.
Warrants
     In connection with the Credit Facility, the Mezzanine Facility, and private placement financings, Foothills issued warrants to purchase shares of its common stock. Warrants outstanding as of December 31, 2007 consisted of the following:

		Exercise
Number of Shares Subject to Warrants	Expiration Date	Price

2,580,159	December 2017	$0.01
12,077,399	April 2011	$1.00
473,233	September 2011	$2.25
8,046,919	September 2011	$2.75
Note 5 — Stock and Other Compensation Plans
     Foothills’ 2007 Equity Incentive Plan (the “2007 Plan”) enables the Company to provide equity-based incentives through grants or awards to present and future employees, directors, consultants and other third party service providers. Foothills’ Board of Directors reserved a total of 5,000,000 shares of Foothills’ common stock for issuance under the 2007 Plan. The compensation committee of the Board (or the Board in the absence of such a committee), administers the 2007 Plan. The 2007 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, as amended, and stock appreciation rights. Generally, options are granted at prices equal to the fair value of the stock at the date of grant, expire not later than 10 years from the date of grant, and vest ratably over a three-year period following the date of grant.
     During 2007, the Company determined that its 2006 Equity Incentive Plan (the “2006 Plan”) did not meet certain qualifications required under state laws. As a result, the Company now considers all options granted prior to the adoption of the 2007 Plan to have been granted outside of the scope of the 2006 Plan. Although the Foothills’ Board of Directors reserved a total of 2,000,000 shares of Foothills’ common stock for issuance under the 2006 Plan, the Company does not intend to make any equity-based incentive grants or awards under the 2006 Plan.
     The estimated fair value of the options granted during 2007 and 2006 was calculated using a Black Scholes Merton option pricing model (“Black Scholes”). The following schedule reflects the various assumptions included in this model as it relates to the valuation of options:

	2007	2006

Risk free interest rate	4.6 — 5.2%	4.4 — 5.0%
Expected volatility	85 — 116%	79 — 138%
Weighted-average volatility	102%	88%
Dividend yield	0%	0%
Expected years until exercise	0.5 — 3.0	0.5 — 3.0
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
     Option activity as of December 31, 2007 and 2006 and changes during the years then ended were as follows:

	2007			2006
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value

Outstanding, beginning of year	1,790,000	$1.53		—	$—
Granted	95,000	1.19		1,790,000	1.53
Exercised	—	—		—	—
Forfeited	(5,000)	1.42		—	—

Outstanding, end of year	1,880,000	$1.52	$88,000	1,790,000	$1.53	$463,000

Exercisable, end of year	1,078,750	$1.62	$44,000	560,000	$1.82	$116,000

     Stock-based compensation relating to stock options for the years ended December 31, 2007 and 2006 totaling $458,000 and $388,000, respectively, has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. The weighted-average grant-date fair values of options granted during the years ended December 31, 2007 and 2006 were $0.53 and $0.80, respectively. As of

December 31, 2007, $635,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.3 years. No stock options were exercised during the years ended December 31, 2007 or 2006. The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of each year. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
Range of	Number	Term In	Exercise	Number	Term In	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Years	Price
$0.70	800,000	8.3	$0.70	400,000	8.3	$0.70
1.17 — 1.99	770,000	8.8	1.65	473,750	8.7	1.64
2.50 — 3.59	310,000	8.3	3.29	205,000	8.3	3.36

$0.70 — 3.59	1,880,000	8.5	$1.52	1,078,750	8.5	$1.62

     In 2007, the Company awarded an aggregate of 141,176 shares of restricted stock to certain officers under the 2007 Plan, of which 31,404 shares were withheld and canceled by the Company in lieu of employee tax withholding obligations. The vesting schedule was established to match the vesting schedule of stock options previously granted to those officers. The restricted stock grants are subject to forfeiture, and can not be sold, transferred or disposed of during the restriction period. The holders of the shares have voting and dividend rights with respect to such shares. Stock-based compensation relating to restricted stock awards for the year ended December 31, 2007 totaling $69,000 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. The weighted-average grant-date fair value of restricted stock awarded during the year ended December 31, 2007 was $0.85 per share. As of December 31, 2007, $51,000 of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.3 years.
     The following is a summary of restricted stock activity for the year ended December 31, 2007:

		Aggregate
	Shares	Value

Outstanding, beginning of year	—
Awarded	141,176
Canceled / forfeited	(31,404)

Outstanding, end of year	109,772	$89,000

Vested, end of year	39,183	$44,000

     As of December 31, 2007, 4,848,824 shares were available for future equity-based incentive grants or awards under the 2007 Plan.
     During 2007, the Company implemented a 401(k) Savings Plan which covers all its employees. The Company matches a percentage of the employees’ contributions to the plan in an amount equal to 100% of the first

3% and 50% of the next 2% of each participant’s compensation. The Company’s matching contributions to the plan were approximately $15,000 for the year ended December 31, 2007.
Note 6 — Income Taxes
     A reconciliation of the income tax provision (benefit) at the U.S. statutory rate (34%) to the Company’s actual income tax provision (benefit) for the years ended December 31, 2007 and 2006 is shown below (in thousands):

	2007	2006

Income tax provision (benefit) at 34%	$(8,850)	$(1,280)
Changes in prior year estimate	(504)	—
Non-deductible expenses	185	139
Change in valuation allowance	9,169	1,141

Income tax provision (benefit)	$—	$—

     Significant components of the Company’s net deferred income tax assets and liabilities as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$14,616	$3,483
Stock-based compensation	311	—

	14,927	3,483
Deferred tax liabilities:
Differences between book and tax bases of property, plant and equipment	4,652	2,377

Net deferred tax asset before valuation allowance	10,275	1,106
Valuation allowance	(10,275)	(1,106)

Net deferred tax asset (liability)	$—	$—

     A full valuation allowance was established for net deferred tax assets due to the uncertainty of realizing these deferred tax assets, based on conditions existing as of December 31, 2007.
     As of December 31, 2007, the Company had available, for U.S. federal tax purposes, net operating loss carryforwards of approximately $42,990,000 expiring in 2020 through 2027.
Note 7 — Derivative Instruments and Price Risk Management Activities
     The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production. Swaps are designed to fix the price of anticipated sales of future production. The Company entered into the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS 133. The Company recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. In connection with realized settlements of its price hedging contracts, the Company recognized a pre-tax loss of $201,000 for the year ended December 31, 2007 and a pre-tax gain of $344,000 for the year ended December 31, 2006. Accumulated other comprehensive income (loss) included an unrealized loss of $6,799,000 as of December 31, 2007 and an unrealized gain of $1,595,000 as of December 31, 2006 on the Company’s cash flow hedges. As of December 31, 2007, the Company anticipated that $3,228,000 of unrealized losses, net of deferred taxes of zero, will be reclassified into earnings within the next 12 months. Irrespective of the unrealized gains or losses reflected in other comprehensive income, the ultimate impact to net income over the life of the hedges will reflect the actual settlement values. No cash flow hedges were determined to be ineffective during 2007. Further details relating to the Company’s hedging activities are as follows:
     Hedging contracts held as of December 31, 2007:

		NYMEX
	Total	Swap	Fair Value
Contract Period and Type	Volume	Price	(in thousands)

Crude oil contracts (barrels)
Swap contracts:
January 2008 — December 2008	148,994	$71.01	$(3,228)
January 2009 — December 2009	135,041	69.39	(2,366)
January 2010 — September 2010	74,206	68.00	(1,205)

Total			$(6,799)

Note 8 — Related Party Transactions
     In April 2006, the Company entered into an agreement with Moyes & Co., Inc. (“Moyes & Co.”) to identify potential acquisition, development, exploitation and exploration opportunities that fit with its strategy. Moyes & Co. screens opportunities and performs detailed evaluation of those opportunities that the Company decides to pursue, and assists with due diligence and negotiations with respect to such opportunities. Christopher P. Moyes was the beneficial owner of 2.6% of Foothills’ common stock as of December 31, 2007, and is a member of the Company’s Board of Directors. Mr. Moyes is a major shareholder and the President of Moyes & Co. Because Moyes & Co. is being compensated for identifying opportunities and assisting the Company in pursuing those opportunities, the interests of Moyes & Co. are not the same as the Company’s interests. Management is responsible for evaluating any opportunities presented to the Company by Moyes & Co. to determine if those opportunities are consistent with its business strategy. Mr. Moyes has foregone his compensation as a director, pursuant to the terms of the agreement with Moyes & Co. Under the agreement, the Company pays Moyes & Co. a monthly retainer of $17,500 and additional fees for services requested that exceed those covered by the retainer, and reimburses normal business travel and other expenses, in exchange for Moyes & Co.’s services. For the years ended December 31, 2007 and 2006, billings to the Company by Moyes & Co. amounted to approximately $340,000 and $331,000, respectively, for the monthly retainer and additional services, and $42,000 and $54,000, respectively, for business travel and other expenses. At December 31, 2007, approximately $74,000 of unpaid invoices from Moyes & Co. was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet, which invoices were subsequently paid.
     Pursuant to the Company’s business plan with respect to the Anadarko Basin in southwest Oklahoma, it anticipates acquiring non-exclusive rights, from TeTra Exploration, Inc. (“TeTra”), to a 3D seismic survey in Roger Mills County, Oklahoma. TeTra is a company that is owned by John L. Moran, Foothills’ President. TeTra has reprocessed the 3D survey, completed geological and geophysical interpretations of the survey data, and identified drillable prospects. Upon the completion of an agreement with TeTra, the Company plans to acquire oil and gas leases over those prospects, and negotiate joint ventures with other companies. Mr. Moran and John A. Brock, a director of Foothills, are or will be entitled to receive an assignment of an overriding royalty interest on any oil and gas leases acquired by the Company over such prospects, with the amount of the overriding royalty interest determined in accordance with a sliding scale formula based on the lessor royalty interest in such leases.

Note 9 — Commitments and Contingencies
Rental commitments
     The Company has operating lease commitments expiring at various dates, principally for office space. Future minimum payments for noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2007 were as follows (in thousands):

2008	$119
2009	114
2010	112
2011	37

Total	$382

     Rental expense for operating leases, including leases with terms of less than one year, was $352,000 for the year ended December 31, 2007.
Property obligations
     On January 3, 2006, Foothills California entered into a Farmout and Participation Agreement with INNEX California, Inc., a subsidiary of INNEX Energy, L.L.C. (“INNEX”), to acquire, explore and develop oil and natural gas properties located in the Eel River Basin, the material terms of which are as follows:
•	Foothills California serves as operator of a joint venture with INNEX, and has the right to earn an interest in approximately 4,000 existing leasehold acres held by INNEX in the basin, and to participate as operator with INNEX in oil and gas acquisition, exploration and development activities within an area of mutual interest consisting of the entire Eel River Basin.

•	The agreement provides for “drill-to-earn” terms, and consists of three phases.

•	In Phase I, Foothills California was obligated to pay 100% of the costs of drilling two shallow wells, acquiring 1,000 acres of new leases, and certain other activities. The Company has fulfilled its obligations under Phase I, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the two drilling units to the deepest depth drilled in the two Phase I obligation wells.

•	Foothills California then had the option, but not the obligation, to proceed into Phase II. It elected to proceed into Phase II, and has paid the costs of conducting a 3D seismic survey covering approximately 12.7 square miles and of drilling one additional shallow well. The Company has fulfilled its obligations under Phase II, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit for the well drilled in Phase II and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX to the deepest depth drilled in the three Phase I and II obligation wells.

•	Foothills California then had the option, but not the obligation, to proceed into Phase III. It elected to proceed into Phase III, and is paying 100% of the costs of drilling one deep well. Upon completion of Phase III, the Company will receive an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX with no depth limitation.

•	After completion of Phase III, the two parties will each be responsible for funding their working interest share of the joint venture’s costs and expenses. Foothills California will generally have a

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
Capitalized Costs

	2007	2006

Proved properties	$75,215	$64,850
Unproved properties	760	420

	75,975	65,270
Accumulated depreciation, depletion and amortization	(3,389)	(775)

Net capitalized costs	$72,586	$64,495

     The Company’s investment in oil and gas properties as of December 31, 2007 included $760,000 in unproved properties which have been excluded from amortization. Such costs were incurred in 2007 and 2006, and will be evaluated in future periods based on management’s assessment of exploration activities, expiration dates of leases, changes in economic conditions and other factors.
Costs Incurred

	2007	2006
Property acquisition:
Proved properties	$—	$62,939
Unproved properties	537	195
Exploration	1,936	5,818
Development	8,218	1,448

Total costs incurred	$10,691	$70,400

     For the years ended December 31, 2007 and 2006, depreciation, depletion and amortization of the capitalized costs of oil and gas properties was $12.59 and $10.33, respectively, per barrel.
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
     Estimates of the Company’s proved reserves and related valuations, as shown in the following tables, were developed pursuant to SFAS No. 69. The amounts for 2006 have been restated to correct errors identified during 2007 in the estimates of reserve quantities attributable to extensions and discoveries for the Company’s California gas properties and production costs for the Company’s Texas oil and gas properties. These corrections did not have a significant effect on the accompanying consolidated financial statements. Crude oil is stated in thousands of barrels. Natural gas is stated in millions of cubic feet.

	2007		2006
	Oil	Gas	Oil	Gas

Proved developed and undeveloped reserves, beginning of year	4,431	21,916	—	—
Extensions and discoveries [1]	—	—	—	21,500
Purchase of reserves in-place [2]	—	—	4,501	446
Revisions of previous estimates	(72)	22	—	—
Production	(185)	(135)	(70)	(30)

Proved developed and undeveloped reserves, end of year [3]	4,174	21,803	4,431	21,916

Proved developed reserves, end of year [3]	3,884	2,437	4,030	2,190

     The following tables present (in thousands) the standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2007 and 2006, and the changes in the standardized measure of discounted future net cash flows for the years then ended. Future cash inflows and costs were computed using prices and costs in effect at the end of the year, without escalation. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows, reduced by future tax deductions and net operating loss carryforwards.

[1]	During 2006, the Company drilled two successful wells in the Eel River Basin in California (see Note 9). The estimate of proved reserves attributable to these discoveries was approximately 21.5 billion cubic feet of natural gas.

[2]	In 2006, the Company acquired producing properties in the Texas Gulf Coast area. The estimated proved reserves acquired totaled approximately 4.5 million barrels of crude oil and 446 million cubic feet of natural gas.

[3]	Subsequent to December 31, 2007, the Company completed the drilling of two wells in the Eel River Basin in California. After perforating the indicated gas-bearing zones in both wells, the Company did not recover natural gas from either well. The Company believes this result is inconsistent with the mud log shows, electric log interpretations, and the offsetting well information. The Company’s preliminary conclusion is that polymer fluids used during drilling operations most likely damaged the reservoirs near the wellbores. The Company has temporarily suspended further testing on the two wells, and is in the process of designing stimulation programs to fracture the formations beyond the damaged zones in the wells. An aggregate of approximately 893 million cubic feet of natural gas was attributable to the two wells in the Company’s estimate of proved developed reserves as of December 31, 2007.

Standardized Measure of Discounted Future Net Cash Flows

	2007	2006

Future cash inflows	$537,791	$395,868
Future costs —
Production	139,969	116,104
Development	27,230	20,783

Future net cash flows before income taxes	370,592	258,981
Future income taxes	91,859	71,393

Future net cash flows	278,733	187,588
10% discount factor	142,605	88,661

Standardized measure of discounted future net cash flows	$136,128	$98,927

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2007	2006

Standardized measure, beginning of year	$98,927	$—
Increases (decreases) —
Sales, net of production costs	(10,464)	(2,914)
Net change in sales prices, net of production costs	60,163	—
Extensions and discoveries	—	40,341
Changes in estimated future development costs	(4,618)	—
Development costs incurred during the year that reduced future development costs	2,092	—
Revisions of quantity estimates	(22,543)	—
Accretion of discount	11,805	—
Net change in income taxes	(1,076)	(19,130)
Purchase of reserves in-place	—	80,630
Changes in production rates (timing) and other	1,842	—

Standardized measure, end of year	$136,128	$98,927

     The following table shows the average prices used in determining the standardized measure, and reflect adjustments for geographical, quality and transportation differentials. Oil prices are per barrel and natural gas prices are per thousand cubic feet.

	2007		2006
	Oil	Gas	Oil	Gas

California	$—	$6.54	$—	$6.08
Texas	$94.46	$7.67	$59.21	$6.77

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 8A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our president, conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There was no significant change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 8B.	Other Information.
None.
PART III.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; compliance with Section 16(a) of the Exchange Act.
The following table sets forth the executive officers, their ages and position(s) with the Company.

Name	Age	Position

Dennis B. Tower	61	Chief Executive Officer; Director
John L. Moran	62	President; Director
W. Kirk Bosché	57	Chief Financial Officer
James H. Drennan	61	Vice President, Land and Legal
Michael L. Moustakis	50	Vice President, Engineering
Our officers hold office until the earlier of their death, resignation, or removal or until their successors have been duly elected and qualified.
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

Except for the information relating to our executive officers set forth above, the information required by Item 9 is included in our definitive proxy statement for our 2008 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

Item 10.	Executive Compensation.
The information required by Item 10 is included in our definitive proxy statement for our 2008 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 11 is included in our definitive proxy statement for our 2008 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 12 is included in our definitive proxy statement for our 2008 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

Item 13.	Exhibits.

(a)	(1)	FINANCIAL STATEMENTS —The following consolidated financial statements of Foothills Resources, Inc. and Subsidiaries contained under Item 8 of this Form 10-KSB are incorporated herein by reference:
•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006 and the period from inception (December 29, 2005) through December 31, 2005

(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	EXHIBITS — See Exhibit Index on page 49 of this Annual Report on Form 10-KSB.
EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 6, 2006, by and between Foothills Resources, Inc., a Nevada corporation, Brasada Acquisition Corp., a Delaware corporation and Brasada California, Inc., a Delaware corporation.	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

Exhibit No.	Description	Reference

3.1	Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.2	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

3.3	Certificate of Amendment of the Articles of Incorporation of Foothills Resources, Inc. †

3.4	Bylaws of Foothills Resources, Inc.	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.1	Specimen Stock Certificate of Foothills Resources, Inc.	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on June 18, 2001 (File No. 333-59708).

4.2	Form of Warrant issued to the Investors in the Private Placement Offering, April 6, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

4.3	Form of Lock-Up Agreement by and between Foothills Resources, Inc. and the Brasada Stockholders.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

4.4	Warrant issued to Goldman, Sachs & Co. in connection with the Credit Agreement, dated as of September 8, 2006.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

4.5	Warrant issued to Goldman, Sachs & Co. in the offering, dated as of September 8, 2006.	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

4.6	Form of Warrant issued to the Investors in the Private Placement Offering, September 8, 2006.	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

4.7	Warrant to Purchase Common Stock, issued December 13, 2007, to Regiment Capital Special Situations Fund III, L.P.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 001-31547).

Exhibit No.	Description	Reference

10.1	Form of Subscription Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.2	Form of Registration Rights Agreement by and between Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.3	Split Off Agreement, dated April 6, 2006, by and among Foothills Resources, Inc., J. Earl Terris, Foothills Leaseco, Inc. and Brasada California, Inc.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.4	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and Dennis B. Tower.	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.5	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and John L. Moran.	Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.6	Employment Agreement, dated April 6, 2006, by and between Foothills Resources, Inc. and W. Kirk Bosché.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.7	Employment Offer Letter and Agreement, dated April 21, 2006, by and between Foothills Resources, Inc. and James Drennan.	Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 10, 2006 (File No. 333-137925).

10.8	Form of Indemnity Agreement by and between Foothills Resources, Inc. and the Directors and Officers of Foothills Resources, Inc.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.9	Farmout and Participation Agreement, dated as of January 3, 2006, by and between INNEX California, Inc. and Brasada Resources, LLC.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

10.10	Notice and Acknowledgement of Increase of Offering.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006 (File No. 001-31547).

Exhibit No.	Description	Reference

10.11	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Goose Creek Field and East Goose Creek Field, Harris County, Texas.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

10.12	Purchase and Sale Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P. relating to properties in Cleveland Field, Liberty County, Texas and in Saratoga Field, Hardin County, Texas.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

10.13	Supplemental Agreement, dated as of June 21, 2006, by and between Foothills Texas, Inc. and TARH E&P Holdings, L.P.	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006 (File No. 001-31547).

10.14	Registration Rights Agreement, dated as of September 8, 2006, by and between Foothills Resources, Inc. and TARH E&P Holdings, L.P.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.15	Conveyance of Overriding Royalty Interest, dated as of September 8, 2006, from Foothills Texas, Inc. to MTGLQ Investors, L.P.	Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.16	Form of Subscription Agreement and Investor Questionnaire, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.17	Form of Securities Purchase Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.18	Form of Registration Rights Agreement, dated as of September 8, 2006, by and among Foothills Resources, Inc. and the investors in the Offering.	Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006 (File No. 001-31547).

10.19	Employment Agreement, dated October 4, 2006, by and between Foothills Resources, Inc. and Michael Moustakis.	Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on December 14, 2006 (File No. 333-137925).

10.20	Credit Agreement, dated as of December 13, 2007, by and among Foothills and each of its subsidiaries as borrowers, various lenders and Wells Fargo Foothill, LLC, as agent.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 001-31547).

Exhibit No.	Description	Reference

10.21	Security Agreement, dated as of December 13, 2007, among Foothills California, Inc., Foothills Texas, Inc. and Foothills Oklahoma, Inc. as Grantors and Wells Fargo Foothill, LLC.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2007 (File No. 001-31547).

16.1	Letter from Amisano Hanson regarding Change in Certifying Accountant.	Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 5, 2006 (File No. 001-31547).

21.1	List of subsidiaries †

23.1	Consent of Independent Registered Public Accounting Firm. †

23.2	Consent of Independent Reservoir Engineers. †

24.1	Powers of Attorney. †

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

Item 14.	Principal Accountant Fees and Services.
     The information required by Item 14 is included in our definitive proxy statement for our 2008 annual meeting to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated by reference into this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	FOOTHILLS RESOURCES, INC.
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

Name	Position	Date

/s/ Dennis B. Tower Dennis B. Tower	Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2008

/s/ John L. Moran John L. Moran	President, Director	March 28, 2008

/s/ W. Kirk Bosché W. Kirk Bosché	Chief Financial Officer (Principal Financial Officer)	March 28, 2008

/s/ John A. Brock John A. Brock	Director	March 28, 2008

/s/ Frank P. Knuettel Frank P. Knuettel	Director	March 28, 2008

/s/ David A. Melman David A. Melman	Director	March 28, 2008

/s/ Christopher P. Moyes Christopher P. Moyes	Director	March 28, 2008