Form 10-Q
period 2008-03-31
FOOTHILLS RESOURCES INC
filed 2008-05-15
CIK 1133494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-31547

FOOTHILLS RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0339560
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4540 CALIFORNIA AVENUE, SUITE 550
BAKERSFIELD, CALIFORNIA	93309
(Address of Principal Executive Offices)	(Zip Code)

(661) 716-1320
(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No ☒

Indicate the number of shares outstanding of each of Issuer’s classes of common stock as of the latest practicable date: 60,557,637 shares of common stock, $0.001 par value, outstanding as of April 30, 2008.

FOOTHILLS RESOURCES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

Pages

Part I.	Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets as of

March 31, 2008 (unaudited) and December 31, 2007	1

Consolidated Statements of Operations for the

Three Months Ended March 31, 2008 and 2007 (unaudited)	2

Consolidated Statements of Cash Flows for the

Three Months Ended March 31, 2008 and 2007 (unaudited)	3

Consolidated Statement of Stockholders’ Equity for the

Three Months Ended March 31, 2008 (unaudited) and the Year Ended December 31, 2007	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	17

Part II.	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18
Signatures	19

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FOOTHILLS RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 194	$ 165
Accounts receivable	2,026	1,880
Prepaid expenses	124	212
	2,344	2,257

Property, plant and equipment, at cost:
Oil and gas properties, using full-cost accounting –
Proved properties	77,399	75,215
Unproved properties not being amortized	6,884	760
Other property and equipment	533	533
	84,816	76,508
Less accumulated depreciation, depletion, amortization	(4,264)	(3,554)
	80,552	72,954

Other assets	3,392	3,413

	$ 86,288	$ 78,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 4,389	$ 5,669
Fair value of derivative financial instruments	4,046	3,228
Liquidated damages	2,593	2,591
	11,028	11,488

Long-term debt	61,602	52,243

Asset retirement obligations	639	628

Fair value of derivative financial instruments	4,411	3,571

Stockholders’ equity:
Preferred stock, $0.001 par value – 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value – 250,000,000 shares authorized, 60,572,442 shares issued and outstanding at March 31, 2008 and December 31, 2007	61	61
Additional paid-in capital	47,335	47,224
Accumulated deficit	(30,331)	(29,792)
Accumulated other comprehensive (loss)	(8,457)	(6,799)
	8,608	10,694

	$ 86,288	$ 78,624

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Income
Oil and gas revenues	$ 4,071	$ 3,841
Interest income	9	84
	4,080	3,925

Expenses:
Production costs	1,420	996
General and administrative	697	757
Interest	1,780	2,656
Liquidated damages	1	440
Depreciation, depletion and amortization	721	675
	4,619	5,524

Net loss	$ (539)	$ (1,599)

Basic and diluted net loss per share	$ (0.01)	$ (0.03)

Weighted average number of common
shares outstanding – basic and diluted	60,572,442	60,376,829

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (539)	$ (1,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	111	139
Depreciation, depletion and amortization	710	663
Accretion of asset retirement obligation	11	12
Amortization of discount on long-term debt	114	966
Amortization of debt issue costs	178	56
Changes in assets and liabilities -
Accounts receivable	(145)	(65)
Prepaid expenses	88	33
Accounts payable and accrued liabilities	(93)	(543)
Liquidated damages	1	440

Net cash provided by operating activities	436	102

Cash flows from investing activities:
Additions to oil and gas properties	(9,496)	(840)
Additions to other property and equipment	—	(23)

Net cash used for investing activities	(9,496)	(863)

Cash flows from financing activities:
Proceeds of borrowings	10,513	—
Repayments of borrowings	(1,267)	—
Debt issuance costs	(157)	—
Stock issuance costs	—	(3)

Net cash provided by (used for) financing activities	9,089	(3)

Net increase (decrease) in cash and cash equivalents	29	(764)
Cash and cash equivalents at beginning of the period	165	8,673

Cash and cash equivalents at end of the period	$ 194	$ 7,909

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$ 1,429	$ 1,633
Income taxes	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements.

        FOOTHILLS RESOURCES, INC.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

        (in thousands, except share amounts)

					Accum-
					ulated
					Other
					Compre-
	Common Stock		Additional	Accum-	hensive
		Par	Paid-in Capital	ulated	Income
	Number	Value	Capital	Deficit	(Loss)	Total

Balance, December 31, 2006	60,376,829	$60	$44,331	$(3,764)	$1,595	$42,222

Issuance of common stock and warrants	85,841	—	2,504	—	—	2,504

Stock-based compensation	109,772	1	499	—	—	500

Change in fair value of derivative financial instruments	—	—	—	—	(8,394)	(8,394)

Stock issuance costs	—	—	(110)	—	—	(110)

Net loss	—	—	—	(26,028)	—	(26,028)

Balance, December 31, 2007	60,572,442	61	47,224	(29,792)	(6,799)	10,694

Stock-based compensation (unaudited)	—	—	111	—	—	111

Change in fair value of derivative financial instruments (unaudited)	—	—	—	—	(1,658)	(1,658)

Net loss (unaudited)	—	—	—	(539)	—	(539)

Balance, March 31, 2008 (unaudited)	60,572,442	$61	$47,335	$(30,331)	$(8,457)	$8,608

The accompanying notes are an integral part of these consolidated financial statements.

FOOTHILLS RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

These financial statements have been prepared by the Company without audit, and include all adjustments (which consist solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

Note 2 – New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS No. 161”). This statement requires enhanced disclosures about derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the standard will have on its financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. This standard does not presently affect the Company’s financial statements.

During December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. This standard does not presently affect the Company’s financial statements.

Note 3 – Asset Retirement Obligation

The following table sets forth a reconciliation of the beginning and ending asset retirement obligation for the three months ended March 31, 2008 (in thousands):

Asset retirement obligation, beginning of period	$ 628
Accretion expense	11

Asset retirement obligation, end of period	$ 639

Note 4 – Long-term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007

Senior term loan	$ 50,000	$ 50,000
Revolving loan	13,745	4,500
	63,745	54,500
Less: unamortized discount	(2,143)	(2,257)
	61,602	52,243
Less: current portion	-	-

	$ 61,602	$ 52,243

In 2007, the Company entered into a Credit Agreement with various lenders and Wells Fargo Foothill, LLC, as agent (the “Credit Facility”). The Credit Facility provides for a $50 million term loan facility and a $50 million revolving credit facility, with an initial borrowing base of $25 million available under the revolving credit facility. The Credit Facility matures in December 2012, with principal payments scheduled to commence in April 2010 based on 50% of the Company’s cash flow, net of capital expenditures. Interest on the revolving credit facility is payable at prime plus 0.75% or at the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as selected by the Company from time to time, with an unused line fee of 0.50%. Interest on the term loan facility is payable at prime plus 5.25% or at LIBOR plus 6.50%, as selected by the Company from time to time. The Credit Facility contains financial covenants pertaining to asset coverage, interest coverage and leverage ratios. As of March 31, 2008, the Company was not in compliance with the leverage ratio covenant. The lenders waived the non-compliance in consideration of an amendment to the Credit Facility to provide that the interest rate on the term loan facility will not be less than 10.50% in the event that LIBOR is less than 4.00%. Additionally, the Credit Facility has restrictions on the operations of the Company’s business, including restrictions on payment of dividends. Borrowings under the term loan facility carry prepayment penalties ranging from 1.00% to 2.00% in the first three years of the Credit Facility. Borrowings under the revolving credit facility may be repaid at any time without penalty. The Credit Facility is secured by liens and security interests on substantially all of the assets of the Company, including 100% of the Company’s oil and gas reserves, In connection with the Credit Facility, Foothills issued to the lender under the term loan facility a ten-year warrant to purchase 2,580,159 shares of Foothills’ common stock at an exercise price of $0.01 per share. The fair value of the warrant was recorded as debt issue discount, and is being amortized using the interest method.

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

The purchasers of 17,142,857 units issued in April 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the mandatory effective date (January 28, 2007). The total amount recorded at March 31, 2008 for these liquidated damages was $322,000. Amounts payable as liquidated damages cease when the shares can be sold under Rule 144 of the Securities Act of 1933, as amended. The Company has determined that liquidated damages ceased on April 6, 2007 as to a minimum of 16,192,613 units, and that liquidated damages ceased on July 6, 2007 as to the remaining units.

The purchasers of an aggregate of 10,093,804 units issued in September 2006 are entitled to liquidated damages in the amount of 1% per month of the purchase price for each unit, payable each month that the registration statement is not declared effective following the applicable mandatory effective dates (March 7, 2007 for 10,000,000 units and March 28, 2007 for the remaining 93,804 units). The total amount recorded at March 31, 2008 for these liquidated damages was $2,271,000. The investors in the September 2006 private placement financing have the right to take the liquidated damages either in cash or in shares of Foothills’ common stock, at their election. If the Company fails to pay the cash payment to an investor entitled thereto by the due date, the Company will pay interest thereon at a rate of 12% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such investor, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The total amount of liquidated damages will not exceed 10% of the purchase price for the units or $2,271,000.

The Company filed the required registration statement but the registration statement has not yet become effective. As a result, the Company had incurred the obligation to pay a total of approximately $2,593,000 in liquidated damages as of March 31, 2008, which amount has been recorded as liquidated damages expense in the consolidated statements of operations.

Warrants

In connection with the Credit Facility, a prior credit facility, and private placement financings, Foothills issued warrants to purchase shares of its common stock. Warrants outstanding as of March 31, 2008 consisted of the following:

Number of Shares Subject to Warrants	Expiration Date	Exercise Price

2,580,159	December 2017	$0.01
12,077,399	April 2011	$1.00
473,233	September 2011	$2.25
8,046,919	September 2011	$2.75

Note 6 – Stock and Other Compensation Plans

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

No options were granted during the three months ended March 31, 2008.

Option activity during the three months ended March 31, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding, beginning of period	1,880,000	$1.52
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	1,880,000	$1.52	8.2	$96,000

Exercisable, end of period	1,088,750	$1.61	8.2	$48,000

Stock-based compensation relating to stock options for the three months ended March 31, 2008 and 2007 totaling $101,000 and $139,000, respectively, has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. As of March 31, 2008, $534,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 2.1 years. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of March 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

In 2007, the Company awarded shares of restricted stock to certain officers under the 2007 Plan. Stock-based compensation relating to restricted stock awards for the three months ended March 31, 2008 totaling $10,000 has been recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. As of March 31, 2008, $41,000 of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of approximately 1.1 years.

The following is a summary of restricted stock activity for the three months ended March 31, 2008:

	Shares	Aggregate Value

Outstanding, beginning of period	109,772
Awarded	-
Canceled / forfeited	-

Outstanding, end of period	109,772	$90,000

Vested, end of period	39,183	$32,000

As of March 31, 2008, 4,848,824 shares were available for future equity-based incentive grants or awards under the 2007 Plan.

During 2007, the Company implemented a 401(k) Savings Plan which covers all its employees. The Company matches a percentage of the employees’ contributions to the plan in an amount equal to 100% of the first 3% and 50% of the next 2% of each participant’s compensation. The Company’s matching contributions to the plan were approximately $11,000 for the three months ended March 31, 2008.

Note 7 – Derivative Instruments and Price Risk Management Activities

The Company has entered into derivative contracts to manage its exposure to commodity price risk. These derivative contracts, which are placed with a major financial institution that the Company believes is a minimal credit risk, currently consist only of swaps. The oil prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil production. Swaps are designed to fix the price of anticipated sales of future production. The Company entered into most of the contracts at the time it acquired certain operated oil and gas property interests as a means to reduce the future price volatility on its sales of oil production, as well as to achieve a more predictable cash flow from its oil and gas properties. The Company has designated its price hedging instruments as cash flow hedges in accordance with SFAS No. 133. The Company recognizes gains or losses on settlement of its hedging instruments in oil and gas revenues, and changes in their fair value as a component of other comprehensive income, net of deferred taxes. For the three months ended March 31, 2008 and 2007, the Company recognized the following pre-tax gains and losses due to realized settlements of its price hedging contracts (in thousands):

	Three Months Ended March 31,
	2008	2007
Recognized gains (losses) on settlement of hedging instruments	$ (1,023)	$ 423

Accumulated other comprehensive income included unrealized losses of $8,457,000 and $6,799,000 as of March 31, 2008 and December 31, 2007, respectively, on the Company’s cash flow hedges. As of March 31, 2008, the Company anticipates that $4,046,000 of unrealized losses, net of deferred taxes of zero, will be reclassified into earnings within the next 12 months. Irrespective of the unrealized gains or losses reflected in other comprehensive income, the ultimate impact to net income over the life of the hedges will reflect the actual settlement values. No cash flow hedges were determined to be ineffective during 2008. Further details relating to the Company’s hedging activities are as follows:

Hedging contracts held as of March 31, 2008 were as follows:

Contract Period and Type	Total Volume	NYMEX Swap Price

Crude oil contracts (barrels)
Swap contracts:
April 2008 – December 2008	110,421	$70.89
January 2009 – December 2009	135,041	69.41
January 2010 – September 2010	74,206	68.00

Note 8 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all financial assets and liabilities measured at fair value on a recurring basis.  The statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The statement establishes market or observable inputs as the preferred sources of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.  The statement establishes a hierarchy for grouping these assets and liabilities, based on the significance level of the following inputs:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities
•

Level 2 – Quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3 – Significant inputs to the valuation model are unobservable.

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3

Fair value of derivative financial instruments	$-	$8,457	$-

A financial asset or liability is categorized within the hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s oil swaps are valued using the counterparty’s mark-to-market statements and are classified within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose, at specified election dates, to measure eligible items at fair value. The Company adopted this statement as of January 1, 2008, but did not elect fair value as an alternative, as provided in the statement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of Foothills Resources, Inc., our directors or officers with respect to, among other things (a) trends affecting our financial condition or results of operation (b) our ability to meet our debt service obligations and (c) our business and growth strategies. Readers are cautioned not to put undue reliance on these forward-looking statements. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, including those disclosed in this report. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

On January 3, 2006, we entered into a Farmout and Participation Agreement with INNEX California, Inc., a subsidiary of INNEX Energy, L.L.C. (“INNEX”), to acquire, explore and develop oil and natural gas properties located in the Eel River Basin, the material terms of which are as follows:

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

•

Foothills California then had the option, but not the obligation, to proceed into Phase II. It elected to proceed into Phase II, and paid the costs of conducting a 3D seismic survey covering approximately 12.7 square miles and of drilling one additional shallow well. The Company has fulfilled its obligations under Phase II, and has received an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit for the well drilled in Phase II and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX to the deepest depth drilled in the three Phase I and II obligation wells.

•

Foothills California then had the option, but not the obligation, to proceed into Phase III. It elected to proceed into Phase III, and paid 100% of the costs of drilling one deep well. The Company has fulfilled its obligations under Phase III, and will receive an assignment from INNEX of a 75% working interest (representing an approximate 56.3% net revenue interest) in the leases held by INNEX in the drilling unit and a 75% working interest (representing an approximate 59.3% net revenue interest) in all remaining leases held by INNEX with no depth limitation.

•

Following the completion of Phase III, the two parties are each responsible for funding their working interest share of the joint venture’s costs and expenses. Foothills California generally has a 75% working interest in activities conducted on specified prospects existing at the time of execution of the agreement, and a 70% working interest in other activities. Each party will be able to elect not to participate in exploratory wells on a prospect-by-prospect basis, and a non-participating party will lose the opportunity to participate in development activities and all rights to production relating to that prospect.

•

Foothills California is also entitled to a proportionate assignment from INNEX of its rights to existing permits, drill pads, roads, rights-of-way, and other infrastructure, as well as its pipeline access and marketing arrangements.

•	INNEX has an option to participate for a 25% working interest in certain producing property acquisitions by the Company in the area of mutual interest.

In September 2006, we consummated the acquisition of TARH E&P Holdings, L.P.’s interests in four oilfields in southeastern Texas. We paid aggregate consideration of $62 million for the properties, comprised of a cash payment of approximately $57.5 million and the issuance of 1,691,186 shares of common stock to TARH E&P Holdings, L.P.

In the acquisition, we acquired interests in four fields: the Goose Creek Field and Goose Creek East Field, both in Harris County, Texas, the Cleveland Field, located in Liberty County, Texas, and the Saratoga Field located in Hardin County, Texas. These interests represent working interests ranging from 95% to 100% in the four fields.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Described below are the most significant policies we apply in preparing our financial statements, some of which are subject to alternative treatments under generally accepted accounting principles. We also describe the most significant estimates and assumptions we make in applying these policies.

Oil and Gas Properties Accounting

We follow the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized in separate cost centers for each country in which we have operations. Such capitalized costs include leasehold acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, asset retirement costs, internal costs directly attributable to property acquisition, exploration and development, and other related costs. We also capitalize interest costs related to unevaluated oil and gas properties.

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

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. All of our reserve estimates were provided by Cawley, Gillespie & Associates, Inc.

Asset Retirement Obligations

We have significant obligations related to the plugging and abandonment of our oil and gas wells, and the removal of equipment and facilities from leased acreage and returning such land to its original condition. We estimate the future cost of this obligation, discounted to its present value, and record a corresponding liability and asset in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the liability with the offset to the related capitalized asset on a prospective basis.

Price Risk-Management Activities

We periodically enter into commodity derivative contracts to manage our exposure to oil price volatility. We currently utilize only price swaps, which are placed with a major financial institution of high credit quality that we believe is a minimal credit risk. The oil reference prices of these commodity derivatives contracts are based upon the New York Mercantile Exchange, and have a high degree of historical correlation with actual prices we receive. We account for our derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments, other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties). SFAS No. 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from our oil and gas cash flow hedges, including terminated contracts, are generally recognized in oil and gas revenues when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current period income. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be “probable,” hedge accounting under SFAS No. 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported in the consolidated statement of operations.

Valuation of Deferred Tax Assets

We utilize the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be utilized.

Stock-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to measure the cost of stock-based compensation granted, including stock options and restricted stock, based on the fair market value of the award as of the grant date, net of estimated forfeitures. We had no stock-based compensation grants prior to January 1, 2006.

Liquidity and Capital Resources

Material increases or decreases in our liquidity are determined by the cash flow from our producing properties, the success or failure of our drilling activities, and our ability to access debt or equity capital markets.

These sources can be impacted by the general condition of our industry and by significant fluctuations in oil and gas prices, operating costs, and volumes produced.  We have no control over the market prices for oil and natural gas, although we are able to influence the amount of our net realized revenues related to oil and gas sales through the use of derivative contracts.  A decrease in oil and gas prices would reduce expected cash flow from operating activities and could reduce the borrowing base of our current credit facility.

In December 2007, we entered into a Credit Agreement with various lenders and Wells Fargo Foothill, LLC, as agent (the “Credit Facility”). The Credit Facility provides for a $50,000,000 term loan facility and a $50,000,000 revolving credit facility, with an initial borrowing base of $25,000,000 available under the revolving credit facility. The Credit Facility matures in December 2012, with principal payments scheduled to commence in April 2010 based on 50% of our cash flow, net of capital expenditures. Interest on the revolving credit facility is payable at prime plus 0.75% or at the London Interbank Offered Rate (“LIBOR”) plus 2.00%, as we select from time to time, with an unused line fee of 0.50%. Interest on the term loan facility is payable at prime plus 5.25% or at LIBOR plus 6.50%, as we select from time to time. The Credit Facility contains financial covenants pertaining to asset coverage, interest coverage and leverage ratios. As of March 31, 2008, we were not in compliance with the leverage ratio covenant. The lenders waived the non-compliance in consideration of an amendment to the Credit Facility to provide that the interest rate on the term loan facility will not be less than 10.50% in the event that LIBOR is less than 4.00%. Additionally, the Credit Facility has restrictions on the operations of our business, including restrictions on payment of dividends. Borrowings under the term loan facility carry prepayment penalties ranging from 1.00% to 2.00% in the first three years of the Credit Facility. Borrowings under the revolving credit facility may be repaid at any time without penalty. The Credit Facility is secured by liens and security interests on substantially all of our assets, including 100% of our oil and gas reserves.

We used a portion of the proceeds of the Credit Facility to retire amounts outstanding under a secured promissory note in the principal amount of $42,500,000 under a previous credit agreement (the “Mezzanine Facility”). Although we recorded a loss of $17,593,000 in connection with the early retirement of the Mezzanine Facility, including $10,164,000 in prepayment penalties and transaction costs, and $7,429,000 of non-cash charges relating to the unamortized balances of debt discount and debt issue costs, we entered into the Credit Facility and retired the Mezzanine Facility because the Credit Facility is expected to provide us with significant liquidity for development activities, a substantial reduction in our weighted average cost of debt capital, increased operating flexibility through an improved covenant package, and enhanced ability to manage our cash position (and interest costs) through the revolving structure. As of March 31, 2008, the amounts outstanding under the Credit Facility consisted of $50,000,000 under the term loan facility and approximately $13,745,000 under the revolving loan facility, with $11,255,000 available to be borrowed under the revolving loan facility.

Business Risks

There have been no material changes from the risk factors as previously disclosed in our Form 10-KSB for the year ended December 31, 2007.

Results of Operations

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007

The Company reported a net loss of $539,000, or $0.01 per basic and diluted share, for the three months ended March 31, 2008, compared to a net loss of $1,599,000, or $0.03 per basic and diluted share, for the three months ended March 31, 2007.

Oil and Gas Revenues. Oil and gas revenues for 2008 increased to $4,071,000 from $3,841,000 in 2007. Realized commodity prices after hedge settlements increased from $63.95 per barrel of oil equivalent (“BOE”) for the three months ended March 31, 2007 to $76.03 per BOE for the three months ended March 31, 2008. Realized settlements of price hedging contracts amounted to a net loss of $1,025,000 during 2008 as compared to a net gain of $423,000 during 2007. The Company’s net production for 2008 totaled 55,000 BOE, consisting of 51,000 barrels (“Bbls”) of oil and 26 million cubic feet (“MMCF”) of natural gas, as compared to 62,000 BOE for 2006, consisting of 56,000 Bbls of oil and 37 MMCF of natural gas. The increase in oil and gas revenues resulted primarily from higher realized commodity prices, the effect of which was partially offset by decreases in production. Oil and gas production volumes declined in 2008 primarily due to mechanical disruptions related to the gas lift production system at the Cleveland Field, delays in well servicing operations on an offshore well in the Goose Creek Field due to weather and equipment availability, and normal production declines. The effect of these factors was partially offset by production from new wells drilled in the Goose Creek Field in the fourth quarter of 2007.

Production Costs. Total production costs, including lease operating and workover expenses, marketing and transportation expenses, and production and ad valorem taxes, increased to $1,420,000 for the three months ended March 31, 2008 from $996,000 for the three months ended March 31, 2007. The increase in production costs resulted primarily from an increase in the number of workovers and well servicing operations, as well as increases in production and ad valorem taxes resulting from higher commodity prices.

Interest Expense. The Company incurred net interest expense of $1,780,000, including $292,000 of non-cash charges for the amortization of debt discount and debt issue costs, during the three months ended March 31, 2008. The decrease from $2,656,000, including $1,022,000 of non-cash charges for the amortization of debt discount and debt issue costs, for 2007 resulted primarily from a reduction in the Company’s cost of debt capital attributable to the consummation of the Credit Facility and the retirement of the Mezzanine Facility in December 2007, the effect of which was partially offset by higher levels of debt outstanding in 2008. In addition, the Company capitalized $89,000 in interest costs pertaining to unevaluated oil and gas properties in 2008.

Liquidated Damages. Liquidated damages relate to amounts payable to our stockholders as a result of the registration statements for our securities issued in 2006 not becoming effective within the periods specified in the share registration rights agreements for those securities. Liquidated damages decreased to $1,000 for the three months ended March 31, 2008 from $440,000 for the three months ended March 31, 2007 because of provisions in the registration rights agreements limiting the maximum amount of such damages.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased to $721,000, including $678,000 ($12.30 per BOE) for the capitalized costs of oil and gas properties, for the three months ended March 31, 2008, from $765,000, including $641,000 ($10.32 per BOE) for the capitalized costs of oil and gas properties, for the three months ended March 31, 2007, primarily as a result of increases in the capitalized costs of oil and gas properties, the effect of which was partially offset by decreases in production during 2008.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required pursuant to this item is omitted in accordance with Item 305(e) of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. †

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. †

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

FOOTHILLS RESOURCES, INC.

Dated: May 15, 2008	By: /s/ Dennis B. Tower Dennis B. Tower Chief Executive Officer (Principal Executive Officer)

By: /s/ W. Kirk Bosché W. Kirk Bosché Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

